Form 10KSB40
period 1999-12-31
KENWICK INDUSTRIES INC
filed 2000-07-26
CIK 1075055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number 0-21899

                            KENWICK INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         FLORIDA                                        65-0596319
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                            KENWICK INDUSTRIES, INC.
                         660 LINTON BOULEVARD, SUITE 202
                           DELRAY BEACH, FLORIDA 33445
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 278-6090

                           (Issuer's telephone number)

          SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT

                     Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes / / No /X/

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuer's revenues for the fiscal year ended December 31, 1999 were $4,237,818.

As of June 30, 2000, Kenwick Industries, Inc. had 10,946,683 shares of $.01 par value common stock outstanding. Of this amount, 7,409,154 shares were held by non-affiliates with an aggregate market value of approximately $1,555,922.

Transitional Small Business Disclosure Format (Check one): Yes    ; No  X
                                                              ----    ----

                                TABLE OF CONTENTS

                                                                           Page No.
PART I

  Item 1.  Description of Business.............................................3
  Item 2.  Description of Properties...........................................9
  Item 3.  Legal Proceedings...................................................9
  Item 4.  Submission of Matters to a Vote of Security Holders.................9

PART II

  Item 5.  Market for Common Equity and Related Stockholder Matters...........10
  Item 6.  Management Discussion and Analysis of Financial Condition..........12
  Item 7.  Financial Statements...............................................18
  Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................36

PART III

  Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................36

  Item 10. Executive Compensation.............................................37
  Item 11. Security Ownership of Certain Beneficial Owners and Management.....40
  Item 12. Certain Relationships and Related Transactions.....................43
  Item 13. Description of Exhibits............................................43


Forward-Looking Information

This report on Form 10-KSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although Kenwick Industries, Inc. ("Kenwick" or the "Company"), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, demand for consumer financing in the markets served by the Company, increases in the default rates experienced on the Company's retail installment sales contracts, adverse regulatory changes in the Company's existing and future markets, and the Company's ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of increased pricing competition. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk described from time to time in the Company's reports on forms 10-QSB and 10-KSB.

PART I

Item 1.        Description of Business

Kenwick Industries, Inc. ("Kenwick" or the "Company") is a corporation organized under the laws of the State of Florida as Kenwick Inc., effective July 7, 1995. In July, 1998, the Company's name was changed to Kenwick Industries, Inc.

The Company's address is 660 Linton Boulevard, Suite 202, Delray Beach, Florida 33445. Its telephone number is (561) 278-6090.

Kenwick has been doing business as American Video Language Institute since 1995 when the Company acquired certain assets and the rights to license certain intellectual property from American Video Language Institute, Inc. In August, 1998 the Company acquired Automax USA, Inc., a Florida corporation, and its subsidiaries Automax International, Inc. and Automax USA Finance, Inc., through the exchange of stock.

Kenwick owns 80% of the common stock of Sphere Advertising, Inc., a Florida corporation, incorporated on August 21, 1998 to perform advertising for American Video Language Institute. This corporation is currently inactive.

American Video Language Institute

American Video Language Institute (AVLI) markets video learning systems that teach English. AVLI's products include specialty courses that teach basic English, business English terminology and children's English lessons.

AVLI specializes in videos because:

-        Most of its present potential customers have video viewing equipment.
- Videos allow the learner to hear, see, and interact with the lessons, strengthening both learning and retention.
- The student can replay the instructions as often as needed and at a time and place convenient to the student.
-        Cost of lessons are reasonable and affordable.

In the past, AVLI's primary target customers were immigrants settling in the United States, institutions, such as libraries, schools, government agencies, and special-interest groups and interested parties outside the United States.

Most of AVLI's business was derived from immigrant groups coming from China, Korea, Vietnam and Latin America. Due to the inability of these groups to either read or speak English, AVLI advertised in the foreign language media appropriate for the linguistic group. It also employed foreign language speaking marketing personnel on its premises to respond to 800 number calls from targeted groups. Due to the weak economy in Asian countries and changes in the educational background of the AVLI's market, a study was conducted which indicated that the re-evaluation of its marketing approach be made. There is increasing worldwide demand for the ability to speak English due to the growth of the computer industry combined with the growth of the Internet. Therefore, AVLI has developed a new advertising and marketing program to help attain a healthy future expansion. As a result, AVLI ceased all advertising after May, 1999 and no longer employs any foreign language speaking telemarketers.

AVLI has formulated two projects utilizing the Internet. Project 1 would offer the Company's products for sale via the Internet by presentations in foreign languages geared to reach overseas individuals desiring to learn to speak English. This project can be implemented in the short to intermediate term because significant technical development and financing are not required. AVLI is in the process of discussing with Internet companies, specializing in foreign language websites, the formation of strategic alliances in the marketing of the courses. AVLI products would be advertised on, and ordered through, appearances on its partners' websites in return for a portion of the sales revenues generated from each site.

Project 2 would create an AVLI website in the United States that could be accessed worldwide for a fee to obtain AVLI's programs in English speech through the Internet. This educational website would be used by people in the United States and abroad who wish to learn English without physical course materials used in Project 1. The courses offered through the site also would be suitable for use by various institutions. The website would include chat rooms, related merchandise offerings and future support. The technical development associated with Project 2 would take approximately one year after securing the necessary technical development support. AVLI would seek an Internet website development firm which would create and maintain the AVLI Project 2 website in return for a portion of the revenues received from the site. Securing a partner and development of the Project 2 Site will not commence prior to the implementation of Project 1.

AVLI already has quality proprietary video properties necessary to present a full program. Meetings with interested companies are in progress to obtain the appropriate entity for collaboration to supply the technical and financial ingredients so that the program to be put into effect.

In order to implement these projects the Company is seeking joint venture partners or strategic alliances with established companies with the required technical knowledge and facilities. There is no assurance that the necessary partners can be found and that the financial projections for these projects can be met.

There is significant competition in teaching English as a second language. There are public and private schools, publishers of printed lessons and producers of audio, video and CD instruction. Competition from video lessons similar to the Company's products is very fragmented. However, there is one high profile competitor, Ingles Sin Barreres, which specializes in teaching English to Spanish-speaking people only. This competitor does not have an assortment of products similar to AVLI and its pricing is substantially higher. Nevertheless, it has established itself utilizing an advertising budget far exceeding the capabilities of AVLI.

Management believes that its AVLI products are competitively superior in three areas: quality of products, range of products, and application to various language groups. In 1995, AVLI's Speak to Me, Sets 1, 2 and 3, were awarded four star ratings, out of five stars, by the Video Rating Guide for Libraries. The entire range of a the AVLI products are used by schools and libraries throughout the United States. AVLI offers a broader range of specialized courses than many of its competitors. Also, the Company offers courses for speakers of Chinese, Vietnamese, Korean, Spanish, Portuguese, Russia, and German.

AVLI is positioning itself to take advantage of the expansion of the Internet in Asia, South America, and Europe and the growing demand for learning English. Its marketing strategy is to work with a partner who has the ability to present AVLI programs in Projects 1 and 2, described above, and to conduct an effective advertising program in various countries to draw attention to the benefits of AVLI's programs.

AVLI's marketing will be focused on individuals desiring to learn English, business organizations that will subscribe for employees, schools, distance learning programs and government agencies.

AVLI has rights in the United States to the following intellectual property:


Trademarks-

1. Speak To Me -TM-, U.S. Trademark Reg. No. 1,628,078, registered December 18, 1990

2. Business Express -Registered Trademark-, U.S. Trademark Application No. 74/611,814, filed December 16, 1994

Trade name-

        American Video Language Institute

Copyrights-

1.      Speak To Me, Set One, Registration No. Pa 1 367 423

2.      Speak To Me, Set Two, Registration No. Pa 450 383

3.      Speak To Me, Set Three, Registration No. Pa 465 656

4.      Speak To Me Set Survival Vocabulary, Registration No. Pa 523 549

5.      English Pronunciation & Vocabulary Course On Video, Registration No.
        Pa 383 641

6.      AVLI English Course, Registration No. Pa 712 822

AVLI owns or has licensed, from Philips Consumer Electronics ("Philips") in the Netherlands and from Integrated English International, Inc. ("IEI") in the United States, the following intellectual property:

1. Integrated English - a videotape program which also utilizes audio tapes and voice monitor to refine pronunciation.

2. International Business - a business language course that deals with global businesses such as exporting, importing and international finance and banking.

3. Blip and Blab - a course developed to teach children how to speak English which combines teaching with entertainment to maintain the child's interest.

The Company has rights to sell its licensed products exclusively in within the United States and on a nonexclusive basis anywhere in the world with the exception of Austria, Germany and Switzerland. AVLI has an option to exclusive distribution rights in Mexico and Canada. Under the license, the Company must purchase a minimum quality of product from IEI and pay royalties to IEI.

The original term of the Philips license was from August 1, 1998 to July 31, 1999. Subsequent to July 31, 1999, either party may terminate the agreement upon 6 months prior notice. The license may also be terminated by either party for a substantial breach which is not remedied with 30 days of receiving notice of the breach. The IEI license is for a term of 5 years from January 9,

1997. The agreement is automatically renewed for an additional 5 years unless either party gives 60 day notice of termination. The license may also be terminated by either party for a breach which is not remedied with 10 days of receiving notice of the breach.

AVLI's business, products and properties are not subject to federal state or local regulation.

AVLI has 3 employees, one full time and two part time.


Automax, USA

Automax operates two locations in South Florida that sell used cars. Automax retails 4 to 10 year old cars which are divided into four groups: (1) foreign cars under 100,000 miles; (2) American cars under 90,000 miles; (3) vans, trucks and sport utility vehicles; and (4) high mileage specialty cars. Automax also wholesales used cars which do not fit into these four categories.

Through its finance company subsidiary, Automax USA Finance, Inc., Automax provides financing for its customers ("self financed") by originating retail automobile installment sales contracts secured by the cars it sells. Automax's customers typically have limited credit histories, low income and/or past credit problems. Automax intends to expand primarily by opening additional used car locations in Florida and extending its operations to other areas of the southeastern United States.

Automax believes the quality and reliability of its cars (1) reduce the probability of product failure (which Management believes is the leading cause of defaults on finance contracts in Automax's industry), (2) reduce losses on Automax's repossession of cars, and (3) define the Automax brand. Due to the quality and reliability of its cars, Automax is able to provide a 24 month/24,000 mile self funded service contract to its customers. The Company sells used cars in its retail stores for an average price of approximately $8,000.

We believe that product failure is a leading cause of defaults on finance contracts in the self financed used car industry. Generally, Automax's cars are models having good or superior reputation for quality and reliability. All Automax retail vehicles undergo a comprehensive 110 point inspection, reconditioning, and, as necessary, repair at our mechanical affiliates, or our own facilities. Due to the quality, and reliability, condition and age of Automax's cars, we are able to provide a self funded 24 month/24,000 mile service contract to our customers. The service contract is a limited warranty insurance policy on the car's power train. The policy is purchased through an insurance company and its cost is passed through to the customers through a portion of the dealer preparation charge. Free maintenance services offered as a courtesy to customers by Automax include oil and transmission fluid changes, tire rotation and minor tune-ups. Self funded repairs require Automax's customers to visit Automax's preferred repair shops, and allow Automax to evaluate the condition, road worthiness, and mechanical reliability of its cars from time to time. This gives Automax the opportunity to evaluate the condition of every vehicle and keep the vehicle powertrain in road worthy condition.

Automax separates the credit approval process from the sales process. Credit review approvals conducted by experienced finance personnel at Automax's headquarters. The credit underwriting process strictly adheres to objective underwriting standards. This results in improved collection experience. Automax regularly reviews its collection results to assess the effectiveness of its underwriting standards.

Automax diligently and proactively pursues collection of its finance receivables while maintaining a professional, customer friendly atmosphere. Automax generally begins repossession procedures when a customer is two payments past due. We believe that one of the reasons Automax generally experiences lower losses on defaults than our competitors because we act quickly to repossess our cars when defaults occur. This, in turn, helps assure that repossessed cars are in better condition than they would be otherwise.

In order to become the leading self financed retailer of used cars in southeastern United States, Automax intends to open additional stores in both the geographic markets where it currently operates and in new markets. The choice of locations is based upon the presence of suitable customers. Automax's criteria for opening additional used car locations in existing markets include sufficient projected incremental sales volume, reconditioning capacity, geographic media coverage and market share. We believe significant expansion opportunities satisfying these criteria are available within its existing markets. Automax's criteria for opening used car locations in new markets include the adequacy of radio and television coverage, demographic makeup of the market, availability of qualified managers, access to an adequate supply quality used cars and availability of appropriate store locations.

The automobile industry in southern Florida, as well as the Southeast generally, has consolidated due to the tightening of credit to sub-prime dealers/customers.

Automax draws customers from Miami to Port St. Lucie. There is little competition in this geographic area for the vehicles sold by Automax. Competition in Automax's market is based pricing and condition of the vehicles sold. Reputation and customer service are also important factors. We have many repeat customers and a good reputation in our geographic area. We sell cars at 100 percent markup, including warranties.

Automax uses TV, radio, newspaper and trade publications to advertise its vehicles. It also uses direct marketing voice mail and caller ID to accept responses to Automax ads. Every call is recorded and returned. Customers are encouraged to visit Automax locations. Other car dealerships are solicited and their salesmen paid a commission should they refer a customer that purchased an Automax vehicle.

Automax has fifteen employees. It also has eight commission sales persons. The number of commission sales persons varies from time to time.

Automax is subject to regulation by various departments of the State of Florida. The Department of Highway Safety and Motor Vehicles, Division of Motor Vehicles, licenses Automax as a dealer of motor vehicles. Automax has a Motor Vehicle Retail Installment Seller License from the Department of Banking and Finance to conduct motor vehicle retail installment sales. The

Department of Agriculture and Consumer Services, Division of Consumer Services, licenses motor vehicle repairs. Additionally, Palm Beach County issues a County Occupational License. The aggregate cost of Automax's licensing fees is under $1000.

Item 2.        Description of Properties

In April 1997, Kenwick entered into a five-year lease, for the term June, 1997 through May, 2002, for 1990 square feet of office space at 2455 East Sunrise Boulevard, Fort Lauderdale Florida. The rent for the first year was $2,611.88 per month and increases to $3,056.11 per month in the fifth year. The lease is guaranteed by Kenneth Wulwick and Sheldon Glickman, both officers and directors of the Company, and Jerold Nabridge, husband of Margaret Nabridge, an officer and director of the Company. In December 1999 this premise was sublet for the remainder of the lease period at a base rent of $2,825.00 per month plus 4% annual increases.

In August 1999, Andrea Parkoff, the former owner of Automax USA and Michael Parkoff, her husband entered into a three-year lease, for the term August, 1999 through July, 2002, for the premises located at 216 North Military Trail, West Palm Beach, Florida, at a rent of $8,000 per month. This premise was sublet to Automax on the same date.

In January 1998, Automax USA entered into a five-year lease, for the term January 20, 1998 through January 19, 2003, for the premises located at 813 North Military Trail, West Palm Beach, Florida, at a rent of $10,000 per month.

In January 2000, the Company entered into a three year, lease for the term January, 2000 through January, 2003, for 760 square feet of office space at 660 Linton Boulevard, Delray Beach, Florida, at a rent of $939.87 per month.

Item 3.        Legal Proceedings

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business none of which, in the opinion of management, will have a material adverse effect on the Company's business, financial position or results of operations.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal
1999.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters

Until January 19, 2000, the Company's Common Stock was traded on the Over The Counter Bulletin Board ("OTCBB") system under the symbol KWIN. It was delisted on January 20, 2000 for failing to meet the OTCBB Eligibility Rules. The Company's Common Stock is currently quoted in the National Quotation Bureau's "pink sheets".

Holders of Common Stock are entitled to receive dividends if and when declared by the Board of Directors out of legally available funds. It has been the Company's policy to retain earnings to finance the growth of its business. Accordingly, the Company has not issued a cash dividend and has no plans to do so in the near future.

As of June 30, 2000, there were approximately 250 stockholders of record of the Company's Common Stock.

The following table reflects the high and low sale prices for the Company's common stock for fiscal 2000 and fiscal 1999.

Price Range of Common Stock:                     High         Low
Year ended December 31, 1999

      Fourth Quarter.....................         $1.25      $0.16

      Third Quarter......................          2.19       0.50

      Second Quarter.....................          2.06       0.44

      First Quarter......................          1.59       0.44

Year ended December 31, 1998

      Fourth Quarter.....................         $1.59      $0.23

      Third Quarter......................          4.19       1.06

      Second Quarter......................         7.31       2.00

      First Quarter.......................         5.25       4.00

Within the past three years, the Company has sold the following securities without registering the securities under the Securities Act.

                                                  AMOUNT                                  EXEMPTION
     DATE                   TITLE                  ($)           PURCHASER              (SECTION/RULE)
     ----                   -----                  ---          ---------              --------------
July 31, 1997   Common Stock                      10,000   Rosebud Financial, Inc.      4(2) (services)

Dec. 2, 1997-   Common Stock @ $3.50/share        98,245   Various Purchasers           504
Nov. 29, 1998

Jan. 20, 1998-  Common Stock @ $3.50/share       411,131   Various Purchasers           504
Mar. 27, 1998

Feb. 25, 1998   Common Stock                       2,000   Claudia Zaman                4(2) (services)

Apr. 2, 1998    Common Stock                         300   Wall Street Communications   4(2) (services)

Apr. 16, 1998   Common Stock                       2,500   Venture Capital & Marketing  4(2) (services)

May 11, 1998    Common Stock                       1,000   Venture Capital & Marketing  4(2) (services)

May 22, 1998    Common Stock                         500   Venture Capital & Marketing  4(2) (services)

June 16, 1998   Common Stock                       1,000   Bonnie Bonomo                4(2) (services)

July 6, 1999    Common Stock                         600   Brett Nabridge               4(2) (services)

July 14, 1998   Common Stock                         200   Keith Decker                 4(2) (services)

July 14, 1998   Common Stock                         200   Portfolio Investments        4(2) (services)

July 16, 1998   Series A Convertible Debenture   175,000   Sholem Liebenthal            504

Sept. 2, 1998   Common Stock                         300   Wall Street Communications   4(2) (services)

Sept. 16, 1998  Series B Convertible Debenture   225,000   Sholem Liebenthal            504

Oct. 19, 1998   Common Stock                       2,500   Bonomo Inc.                  4(2) (services)

Oct. 20, 1998   Common Stock                         900   Portfolio Investments        4(2) (services)

Nov. 20, 1998   Series C Convertible Debenture   115,000   Amram Rothman                504

Dec. 23, 1998   Common Stock                       2,500   Bonomo Inc.                  4(2) (services)

Feb. 1, 1999    Series D Convertible Debenture   115,000   Joshua Heimlich              504

Feb. 22, 1999   Series E Convertible Debenture   170,000   Amram Rothman                504

Mar. 28, 1999   Series F Convertible Debenture   200,000   Y. L. Hirsch                 504

July 22, 1999   Series G Convertible Debenture   175,000   HLKT Holdings, LLC           504

Sept. 21, 1999  Series H Convertible Debenture   225,000   M&B Trading, LLC             504

Jan. 6, 2000    Series I Convertible Debenture   115,000   M&B Trading, LLC             504

Item 6.           Management Discussion and Analysis of Financial Condition

The following discussion and analysis of the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the Company's Selected Consolidated Financial Information included and the Consolidated Financial Statements and related Notes thereto included herein.

Results of Operations

The Company operates in two business segments:

In August 1995, upon organization, the Company acquired the assets of American Video Language Institute, Inc. These assets consisted of the trade name, trademarks and copyrights needed to produce English language courses. The cost of the acquisition was $725,000, which exceeded the fair value of the net tangible assets acquired by $655,000.

In August 1998, the Company acquired all of the issued and outstanding shares of the common stock of Automax USA, Inc., Automax International, Inc. and Automax USA Finance, Inc. (collectively referred to as "Automax") in exchange for 1,000,000 shares of Kenwick's common stock. This acquisition is being accounted for by the pooling-of-interest method. Our financial statements have been restated to reflect the acquisition.

Automax is a Florida corporation organized in 1997, and is engaged in the business of buying, selling and financing used cars in West Palm Beach, Florida.

Comparison of Year Ended December 31, 1999 to Restated Year Ended December 31, 1998.

The following table sets forth revenues and expenses in aggregate dollars and as a percentage of net sales for the Company for the years ended December 31, 1999 and 1998.


                                                For the years ended December 31,

                                                  1999                        Restated 1998
                                                  ----                        -------------


Net Sales                                $4,237,818        100.0%         $3,953,759        100.0%

Cost of Goods Sold                        2,692,017         63.5%          2,407,599         60.7%

Interest Income                             882,573         20.8%            315,033          8.0%

General and Administrative
Expenses                                  1,884,060         44.5%          1,454,919         37.0%

Impairment loss                              62,778          1.5%            405,000         10.2%

Income (loss) before Income Tax             216,561          5.1%            (78,828)        (1.9%)

Net income (loss)                           (14,439)        (0.3%)          (177,828)        (4.5%)

The differences between the year ended December 31, 1999 and the restated year ended December 31, 1998 are discussed below.

NET SALES. The Company's revenues increased approximately $200,000, or 5%, from $4 million for the year ended December 31, 1998, to $4.2 million for the year ended December 31, 1999.

COSTS. Costs of goods sold were $2.7 million for the year ended December 31, 1999 compared to $2.4 million during the same period in 1998, representing an increase of $300,000, or 12%.

INTEREST INCOME. Interest income increased from approximately $315,000 for the year ended December 31, 1998 to approximately $883,000 for the year end December 31, 1999, an increase of 2.5 times. Interest income increased primarily due to additional sales increases in average accounts receivable for the Automax segment. Automax's primary business is buying, selling and financing used cars and interest income is a significant source of income.
The average Automax loan to customers returns 29% over a three year contract.

IMPAIRMENT LOSS. During 1998 and 1999, the Company had significant losses from its AVLI operations resulting in limited cash flow and was unable to market its video courses. Management reviewed its intangible assets for impairment based on assessments of future operations and recorded non-cash impairment losses of $405,000 and $62,778 in 1998 and 1999 respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (including depreciation and amortization), increased approximately $429,000, or 29.0%, for the year ended December 31, 1999 compared to 1998. Interest on the loan from shareholders was approximately $130,000 for 1998 and $211,000 for 1999. Interest expense of $264,975 and $77,100 was recorded due to the discount feature of the Company's convertible debentures. The Company does not foresee any material expenditures in the near future.

Liquidity and Capital Resources

The following table sets forth the major components of the increase in the cash and cash equivalents of the combined predecessor companies:


                                                For the years ended December 31,

                                                            1999                    Restated 1998
                                                            ----                    -------------


Net cash (used) by operating activities                   ($1,209,197)               ($1,822,951)

Net cash (used) by investing activities                       (49,024)                   (27,554)

Net cash provided by financing activities                   1,275,739                  1,841,791

Net increase in cash                                           17,518                     (8,714)

The Company requires capital to support increases in finance receivables, inventories, property and equipment, and working capital for general corporate purposes. Funding sources available to the Company include operating cash flow, related party borrowing, third party investors, financial institution borrowing and borrowing against finance receivables.

Net cash flows used in operating activities were approximately $1.2 million and $1.8 million during 1999 and 1998, respectively. Cash used in operating activities in 1999 can be primarily attributed to increases of $1,163,000 in accounts receivable and $532,000 in inventory. Cash used in operating activities in 1998 can be primarily attributed to $178,000 in net operating losses and increases of over $1.6 million in accounts receivable and of about $552,000 in inventory. This is due primarily to the addition of the Automax segment. During 1998 and 1999, the Company had significant losses from its AVLI operations resulting in limited cash flow and was unable to market its video courses. Management reviewed its intangible assets for impairment based on assessments of future operations and recorded impairment losses of $405,000 and $62,778 in 1998 and 1999, respectively.

Cash used in investing activities was approximately $28,000 and $49,000 during 1998 and 1999, respectively. The 1998 and 1999 amounts reflect the acquisition of property and equipment consisting of office equipment and of leasehold improvements.

Cash provided by financing activities was approximately $1.8 million and $1.2 million during 1998 and 1999, respectively. In 1998, over $800,000 was raised through increases in related party loans and over $400,000 was raised by the sale of convertible debentures. This was offset by an approximate $18,000 principal reduction on notes payable. In 1999, $1 million was raised through the sale of convertible debentures. This was offset by an approximate $60,000 principal reduction on notes payable. The Company does not have a line of credit with any bank.

The activities described above resulted in net decrease in cash of $8,714 in 1998 and a net increase in cash $17,518 in 1999.

Revenues and Expenses by Segment

The following table sets forth the revenues and expenses of the Company by segment for the year ended December 31, 1999.


             Total/

                                          KENWICK           AUTOMAX       CONSOLIDATED

Revenues                                 $ 70,282       $ 4,167,536        $ 4,237,818
Interest Income                                 0           882,573            882,573
Interest Expense-Regular                   35,425           211,053            246,478
Interest Expense-discount
     convertible debentures               172,240            92,735            264,975
Depreciation and
     Amortization                          23,942            10,862             34,804
Net Income (loss)                        (419,535)          405,096            (14,439)

Total Assets                              108,018         5,216,254          5,324,272



The following table sets forth the revenues and expenses of the Company by segment for the year ended December 31, 1998.


         Total/

                                          KENWICK           AUTOMAX       CONSOLIDATED

Revenues                                $ 153,036       $ 3,800,723        $ 3,953,759
Interest Income                             1,118           313,915            315,033
Interest Expense-Regular                  42,804            130,357            173,161
Interest Expense-discount
     convertible debentures                77,102                 0             77,102
Depreciation and
     Amortization                          65,088             6,199             71,287
Net Income (loss)                        (567,786)          389,958           (177,828)

Total Assets                              186,561         3,459,941          3,646,502

Operational Changes.

American Video Language Institute

AVLI has not produced sufficient revenues in the past two fiscal years to cover expenses. Therefore, the Company has undertaken a complete reassessment of marketing techniques, advertising expenditures and personnel. Substantial changes in this division are now underway.

The prime target customers for our English Speech Videos were immigrants to the United States from the Pacific Rim, Latin America and Eastern Europe. In the past the Company invested in continuous advertising in foreign language media in an attempt to develop consumer recognition and attention. This program was supported by foreign speaking telemarketers to respond to questions from prospective customers and to finalize orders.

Changes in the market, due in part to a more English proficient immigrant, paired with the support of foreign communities within the United States have reduced the traditional target market. Furthermore, substantially increased marketing by competitors aimed at the Spanish speaking market, a still viable market, has caused the Company to reconsider its marketing strategies and goals and to undertake major changes.

There is still a worldwide need for proficiency in the English language. With the growth of the Internet, the need may even be greater now than ever before. With this in mind, the Company has formulated a strategy to utilize the Internet as an effective vehicle for selling and transmitting educational properties such as those owned by the Company.

The Company is now in the development phase of forming alliances with companies currently active in the sale of language and educational properties through the Internet. We are negotiating with several companies who have both established Internet presence and consumer interest. Our programs can be effectively integrated with the offerings of these companies at no cost to the Company. AVLI can offer not only its educational properties but can offer its proven ability to produce and ship its quality, award-winning programs to consumers. The Company's knowledge of the market and its experience with foreign consumers is an added incentive for Internet companies to form an alliance with AVLI. Progress has been made with interested parties and AVLI is optimistic that it will finalize an agreement shortly which should turn this division into a profitable one. However, there can be no assurance that negotiations will be concluded successfully.

While attempting to form our new alliances and Internet sales programs, AVLI has made the following changes in an attempt to reduce overhead and to channel the corporate energies toward the ultimate goal of Internet inclusion.

        1.     Personnel were reduced from 9 to 3 people.
        2.     Advertising has been cancelled.
        3. Telemarketing has ceased, thus, substantially reducing phone expenses.
        4. Since space requirements have diminished, the Company has reduced the size of its corporate headquarters.

With the focus on establishing strategic alliances to sell its educational properties and the cost cutting outlined above, AVLI hopes to improve revenues and profits in near future when the alliances are established.

Automax

Automax was established in the first quarter of 1997 by Andrea Parkoff, who purchased the assets of Exim Motorworks, a company involved in mechanical repairs, body works and the sales of used vehicles. Automax was acquired by Kenwick in August 1998 for one million (1,000,000) shares of Common Stock. Automax has two locations in West Palm Beach, Florida.

The Company's vehicles undergo thorough inspection, reconditioning and, as necessary, repair. Through our finance company subsidiary, we provide financing for our customers by originating retail automobile installment sales contracts secured by the cars we sell. Revenues from Automax include the sales of used vehicles, automotive repairs, bodywork and automobile financing. We believe that the quality and reliability of the Company's cars reduce the probability of product failure which industry analysts believe is traditionally the leading cause of defaults on finance contracts.

The market for the sale of the Company's vehicles, although general in nature, targets customers who are "high risk" borrowers. Since the majority of all sales are financed directly by Automax, the price of each vehicle, and the interest rate charged for financing, reflect the risks inherent in selling to this market. The sale price must take into consideration the possibility of repossession and consequent reconditioning. The Company benefits from repossessing vehicles. The original purchaser forfeits the down payment and any weekly payments received and the sales price of the vehicle reverts to its original sales price. Even taking into account any necessary reconditioning, repairs, and repossession costs, the Company realizes additional significant revenues on all repossessions. Given the customer base, we closely track current information on each of its finance customers, including employment and residence, in the event that repossession becomes necessary. Additionally, unlike traditional finance contracts, payments are demanded on a weekly, rather than monthly, basis so that any payment defaults can be dealt with more swiftly than with traditional contracts and can thereby minimize its loss exposure. We take aggressive action if the customer fails to continue making payments.

All monies received from sales and financing, after overhead and expenses are paid, are invested in the purchase of additional vehicles. Since the Company internally finances the majority of its receivables, in order to effect growth, the Company must seek outside financing. To date Automax has been unable to secure such financing. The parent company, Kenwick Industries, Inc., has loaned Automax funds to purchase new inventory. In the future, additional monies from Kenwick might not be available.

The used car industry in which the Automax competes is highly fragmented and very competitive. Although most other retailers face increased competition from automobile consolidators such as CarMax and AutoNation USA, as well as the marketing of used vehicles on the Internet, Automax does not market to the same consumer. Unlike Automax, these retailers focus on the consumer who can readily qualify for conventional financing. The primary focus of the Company's marketing strategy for its used cars is its ability to finance consumers with poor credit histories. However, given the target consumer of Automax, as long as we can provide financing to poor credit consumers, Automax's sales potential appears to be good.

The Company offers financing to its customers who purchase used cars at its used car locations. Automax does not give any loans to persons who are not customers. The Company has established a policy not to acquire third party originated finance contracts. It provides financing only for its own customers, thereby relying on its own underwriting standards and not those of a third party. The Company finances approximately 95% of the used car sales through finance contracts that the Company originates and services.

Item 7.        Financial Statements

The following financial statements are filed as part of this report:

Independent Auditors Report...................................................19
Audited Consolidated Financial Statements, December 31, 1999
        Consolidated Balance Sheets...........................................20
        Consolidated Statements of Income and Retained Earnings...............21
        Consolidated Statements of Stockholders' Equity.......................23
        Consolidated Statements of Cash Flows.................................24
        Notes to the Consolidated Financial Statements........................26

                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors and Stockholders of Kenwick Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kenwick Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kenwick Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


June  12, 2000                                      Puritz & Weintraub, LLP
Weston, Florida                                     Certified Public Accountants

                            KENWICK INDUSTRIES, INC.
                           Consolidated Balance Sheets

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                                                  RESTATED
                                                       1999                         1998
                                                       ----                         ----
                    ASSETS
Cash                                            $          29,555            $         12,037
Installment loans receivable, net                       3,515,095                   2,351,904
Inventory                                               1,633,631                   1,101,639
Property and equipment, net                                96,273                      63,653
Intangible assets                                          29,554                     110,732
Security deposits and other assets                         20,164                       6,537
                                                -----------------            ----------------

      Total assets                              $       5,324,272            $      3,646,502
                                                =================            ================


               LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses           $         297,075            $        384,765
Payroll tax payable                                        48,509                      78,424
Due to related parties                                  2,450,976                   2,152,220
Note payable                                              244,691                     304,691
Convertible debentures                                         -                      242,500
Income tax payable                                        333,000                     102,000
Preferred stock, $.01 par value, 5,000,000
      shares authorized, none issued                           -                           -
Common stock, $.01 par value, 50,000,000
      shares authorized, 9,471,683 and
      4,233,497 shares issued and outstanding
      at December 31, 1999 and 1998,
      respectively                                         94,717                      42,335
Additional paid in capital                              2,468,213                     938,037
Retained (deficit)                                       (612,909)                   (598,470)
                                                -----------------            ----------------

    Total liabilities and stockholders' equity  $       5,324,272            $      3,646,502
                                                =================            ================


Notes to financial statements are an integral part of this statement

                            KENWICK INDUSTRIES, INC.
                        Consolidated Statements of Income

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                                                  RESTATED
                                                                 1999               1998
                                                                 ----               ----
NET SALES                                                  $    4,237,818      $    3,953,759
COST OF GOODS SOLD                                              2,692,017           2,407,599
                                                           --------------      --------------

GROSS PROFIT                                                    1,545,801           1,546,160
INTEREST AND OTHER INCOME                                         882,573             315,033
                                                           --------------      --------------

INCOME BEFORE OPERATING EXPENSES                                2,428,374           1,861,193
                                                           --------------      --------------

GENERAL AND ADMINISTRATIVE EXPENSES

        Advertising                                                77,220              88,522
        Provision for doubtful accounts                           469,950             426,428
        Depreciation and amortization                              34,804              71,287
        Interest                                                  246,478             173,161
        Insurance                                                  70,770              32,950
        Rent                                                      246,879             187,313
        Salaries and commissions                                   23,778              44,299
        Officers salaries                                         125,717             108,055
        Other general & administrative expenses                   588,464             322,904
                                                           --------------      --------------

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                       1,884,060           1,454,919
                                                           --------------      --------------

INCOME FROM OPERATIONS                                            544,314             406,274
                                                           --------------      --------------

OTHER EXPENSES

        Interest - discount on convertible debentures             264,975              77,102
        Impairment loss                                            62,778             405,000
                                                           --------------      --------------

Total other expenses                                              327,753             482,102
                                                           --------------      --------------

INCOME(LOSS) BEFORE INCOME TAXES                                  216,561             (75,828)
INCOME TAXES                                                      231,000             102,000
                                                           --------------      --------------

NET INCOME(LOSS)                                           $      (14,439)     $     (177,828)
                                                           ==============      ==============

BASIC EARNINGS PER SHARE:
        Weighted average shares outstanding                     5,484,249           3,907,743
                                                           ==============      ==============
        Earnings per share:
              Income from operations                       $         0.10      $         0.10
                                                           ==============      ==============
              Net income (loss)                            $        (0.01)     $        (0.05)
                                                           ==============      ==============

DILUTED EARNINGS PER SHARE:
        Adjusted weighted average shares outstanding            5,484,249           3,961,917
        Earning per share:
              Income from operations                       $         0.10      $         0.10
                                                           ==============      ==============
              Net income (loss)                            $        (0.01)     $        (0.04)
                                                           ==============      ==============


Notes to financial statements are an integral part of this statement

                            KENWICK INDUSTRIES, INC.
                 Consolidated Statements of Stockholders' Equity
                Years ended December 31, 1999 and (Restated) 1998

                                                               ADDITIONAL
                                         COMMON STOCK           PAID IN      RETAINED
                                     SHARES        AMOUNT       CAPITAL      (DEFICIT)       TOTAL
                                     ------        ------       -------      ---------       ------
Balances at December 31, 1997        3,699,499   $    36,995   $     91,213  $  (420,642)   $  (292,434)
Conversion of debentures
     to equity                         229,532         2,295        155,205            -        157,500
Sale of common stock                   117,466         1,175        409,956            -        411,131
Issuance of common stock
     for services                      187,000         1,870         16,830            -         18,700
Imputed officers salaries                    -             -         50,000            -         50,000

Discount on debentures                       -             -         77,102            -         77,102

Imputed interest on non-interest
     bearing loan from shareholder           -             -        137,731            -        137,731

Net loss - 1998                              -             -              -     (177,828)      (177,828)
                                   -----------   ------------  ------------  ------------   -----------
Balances at December 31, 1998        4,233,497        42,335        938,037     (598,470)       381,902
Conversion of debentures
     to equity                       5,040,686        50,407      1,192,506            -      1,242,913
Issuance of common stock
     for services                      197,500         1,975         45,025            -         47,000

Expenses incurred on
     private placement                       -             -        (50,020)           -        (50,020)
Discount on debentures                       -             -        256,075            -        256,075
Imputed interest on non-interest
     bearing loan from shareholder           -             -         36,590            -         36,590
Imputed officer's salaries                   -             -         50,000            -         50,000
Net (loss) - 1999                            -             -              -      (14,439)       (14,439)
                                   -----------   ------------  ------------  ------------   -----------

Balances at December 31, 1999      $ 9,471,683   $    94,717   $  2,468,213  $  (612,909)   $ 1,950,021
                                   ===========   ============  ============  ============   ===========


Notes to financial statements are an integral part of this statement

                            KENWICK INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                                     RESTATED
                                                                  1999                 1998
                                                                  ----               ---------
OPERATING ACTIVITIES
         Net income (loss)                                   $     (14,439)      $    (177,828)
         Adjustment to reconcile net income (loss) to
             cash (used in) operating activities:
         Depreciation and amortization                              34,804              71,287
         Impairment loss                                            62,778             405,000
         Interest - discount on convertible debentures             256,075              77,102
         Issuance of common stock for services                      47,000              18,700
             (Increase) in accounts receivables                 (1,163,191)         (1,663,698)
             (Increase) in security deposit and other assets       (13,627)               (567)
             (Increase) in inventory                              (531,992)           (552,085)
             (Decrease) in accounts payable                        (87,690)           (140,907)
             Increase/(decrease) in payroll tax payable            (29,915)             38,045
             Increase in income tax payable                        231,000             102,000
                                                             -------------       -------------

         NET CASH (USED IN) OPERATING ACTIVITIES                (1,209,197)         (1,822,951)
                                                             =============       =============

INVESTING ACTIVITIES
         Purchase of property and equipment                        (49,024)            (27,554)
                                                             -------------       -------------

         NET CASH (USED) BY INVESTING ACTIVITIES                   (49,024)            (27,554)
                                                             -------------       -------------

FINANCING ACTIVITIES
         Principal reduction on note payable                       (60,000)            (18,228)
         Sale of debenture bonds                                 1,000,000             400,000
         Increase in contributed capital                            87,003             187,731
         Increase in related party loans                           298,756             861,157
         Cost incurred in private placement                        (50,020)                  -
         Sale of common stock                                            -             411,131
                                                             -------------       -------------

         NET CASH PROVIDED IN FINANCING ACTIVITIES               1,275,739           1,841,791
                                                             -------------       -------------

NET INCREASE(DECREASE) IN CASH                                      17,518              (8,714)

CASH AT THE BEGINNING OF THE YEAR                                   12,037              20,751
                                                             =============       =============

CASH AT THE END OF THE YEAR                                 $       29,555      $       12,037
                                                            --------------      --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for interest           $       35,425      $       35,523
         Conversion of convertible debt to common stock     $      242,500      $            -
                                                            ==============      ==============


Notes to financial statements are an integral part of this statement

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

The Company operates in two business segments:

In August 1995, upon organization, the Company acquired the assets of American Video Language Institute, Inc. These assets consisted of the trade name, trademarks and copyrights needed to produce the English language courses. The cost of the acquisition was $725,000, which exceeded the fair value of the net tangible assets acquired by $655,000.

In August 1998, the Company acquired all of the issued and outstanding shares of the common stock of Automax USA, Inc., Automax International, Inc. and Automax USA Finance, Inc. (collectively referred to as "Automax") in exchange for 1,000,000 shares of Kenwick's common stock. This acquisition was accounted for by the pooling-of-interest method. These financial statements have been restated to reflect the acquisition.

Automax is a Florida corporation organized in 1997, and is engaged in the business of buying, selling and financing used cars in West Palm Beach, Florida.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

The Company and its subsidiaries utilizes the accrual basis of accounting. Sales are recorded when products are shipped or when cars are delivered. The Company recognizes interest on its installment loans receivable over the terms of the loan using the interest method.

INSTALLMENT LOANS RECEIVABLE

The installment loans receivable are stated at the amount of unpaid principal reduced by an allowance for doubtful accounts as follows:

                                                        1999
                                                        ----
                                         AUTOMAX       KENWICK       COMBINED
                                         -------       -------       --------
Retail trade receivables                $3,977,851      $3,008      $3,980,859
Less: allowance for doubtful accounts     (465,764)         --        (465,764)
                                        ----------      ------      -----------
                                        $3,512,087      $3,008      $3,515,095
                                        ==========      ======      ==========


                                                        1998
                                                        ----
                                         AUTOMAX       KENWICK       COMBINED
                                         -------       -------       --------

Retail trade receivables                $2,704,046      $7,325      $2,711,371
Less: allowance for doubtful accounts     (359,467)                   (359,467)
                                        ----------      ------      -----------
                                        $2,344,579      $7,325      $2,351,904
                                        ==========      ======      ==========

The receivables are collateralized by automobiles. If payments are delinquent, the Company repossesses the automobiles which are then resold.

The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The Company makes continuous credit reviews of the loan portfolios and considers current economic conditions, review of specific problem loans, and other factors in determining the adequacy of its allowances. The Company's charge-off policy is based on a loan-by-loan review. Since the Company has a short history, historical information is being developed.

INVENTORIES

Kenwick's inventories consist of blank and completed video tapes and shipping materials. Inventories are stated at the lower of cost (determined on the first-in first-out basis) or market.

Automax's inventories consist of used automobiles held for sale using the specific identification method. Cost includes acquisition expenses, including reconditioning and transportation costs.

Inventories including parts and accessories are valued at the lower of cost (first-in, first-out) or market.

The Company compares its inventory values to current market values on a monthly basis and makes adjustments when necessary.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of income.

Depreciation is computed using the straight line method for financial reporting purposes, and modified accelerated cost recovery system for income tax purposes. For both methods, the useful lives are 5-7 years.

Deferred income taxes on the difference between tax and book depreciation is insignificant.

A summary of property and equipment at December 31, 1999 and 1998 are as follows:

                                                      1999                 1998
                                                      ----                 ----
  Furniture, fixtures and equipment                 $ 77,984             $ 67,402
  Machinery and equipment                             26,834               24,685
  Leasehold improvements                              55,119               19,166
                                                    --------             --------
  Subtotal                                           159,937              111,253
  Less: accumulated depreciation                     (63,664)             (47,600)
                                                    --------             --------
                                                    $ 96,273             $ 63,653
                                                    ========             ========

INTANGIBLE ASSETS

Intangible assets consist primarily of the cost of the acquired business in excess of the fair value of the net tangible assets acquired (goodwill). These costs also include copyrights, trademarks and customer lists.

The intangible assets were being amortized over 15 years, straight line method, for both financial reporting and federal income taxes.

During 1999 and 1998, the Company had significant losses from operations resulting in limited cash flow and was unable to market its video courses. Management reviewed its intangible assets for impairment based on assessments of future operations and recorded an impairment loss of $62,778 and $405,000 respectively.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ADVERTISING

Advertising costs are expensed as incurred

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Accordingly, deferred income would be provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

The acquired business in 1998, which was accounted for under the pooling-of-interests method of accounting was an S corporation for income tax purposes.

The S corporation status of this company was terminated in 1998. For purposes of these consolidated financial statements, federal and state income taxes have been recorded as if this company had filed a conventional C corporation tax return for the pre-acquisition periods.

The components of the provision for income taxes for the years ended December 31, 1999 and 1998 are as follows:

                                                                         RESTATED
                                                    1999                   1998
                                                    ----                 --------
Current:

        Federal                                  $ 196,000              $  88,600
        State                                       35,000                 13,400
                                                 ---------              ---------
Provision for income taxes                       $ 231,000              $ 102,000
                                                 =========              =========

A reconciliation of income taxes reported on pretax income at statutory rates to actual income tax expenses for the years ended December 31, is as follows:

                                                                         1999          %             1998            %
                                                                         ----         ---            ----           ---
Income tax (benefit) at statutory rates                                $ 73,600        34.0        (25,782)        (34.0)
State income taxes, net of federal tax benefit                            8,000         3.7         (2,750)         (3.6)
Non-deductible expenses                                                 112,000        51.7         37,000          48.8
Increase in allowance for loan losses                                    36,000        16.7         96,400         127.1
Other                                                                     1,400          .6         (2,868)         (3.8)
                                                                       --------      ------       --------        -------
Total income tax expense                                               $231,000       106.7       $102,000         134.5
                                                                       ========      ======       ========        =======

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

At December 31, 1999 and 1998, the Company's financial instruments included cash, receivables, accounts payable, and borrowings.

The fair values of the above financial instruments approximated carrying values because of the short-term nature of these instruments.

EARNINGS (LOSS) PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which simplifies the standards for computing earnings per share ("EPS") previously found in APR No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in 1997 and its implementation did not have a material effect on the financial statements. EPS has been restated for all prior periods presented.

Basic and dilutive net income (loss) per common share is based on the net income (loss) divided by the weighted average number of common shares outstanding during each year.

The Company's potential issuable shares of common stock pursuant to outstanding stock purchase warrants and employee stock options are excluded from the Company's diluted computation as their effect would be antidilutive. However, the Company's convertible debentures are included in the computation of diluted earnings per share since they are dilutive.

NOTE 2 - LONG-TERM DEBT

The Company has a promissory note to American Video Language Institute, Inc., due in 72 monthly payments, at approximately $8,500 per month, including interest at prime plus 1%. The note matures on September 15, 2001. The note is collateralized by all assets of the parent company.

Maturities of long-term debt for each of the next five years are as follows:

                      YEAR ENDING
                      DECEMBER 31                  AMOUNT
                      -----------                  ------
                         2000                     $191,029
                         2001                       53,662
                                                  --------
                         Total                     244,691
                         Current portion          (191,029)
                                                  --------
                         Long-term portion        $ 53,662
                                                  ========

DUE TO RELATED PARTIES

The Company has loans with various shareholders in the amount of $2,450,976 and $2,152,220 at December 31, 1999 and 1998 respectively. The note calls for principal payments of $20,000 per month commencing November 1, 1998 and on the first day of each month thereafter. The note matures on March 1, 2009. The notes were non-interest bearing until March 1, 1999, at which time interest is payable at prime plus 1/2%. For the year ended December 31, 1998 and for the two months, January and February 1999, interest expense of $137,731 and $36,590 was imputed along with a corresponding credit to additional paid in capital. This charge is in accordance with Staff Accounting Bulletin Topics 1B and 5T. Interest was calculated at prime plus 1/2%.

The Company is in default regarding the above payments and has obtained a waiver from the Holder while the terms are being renegotiated.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases office space and two car lots under operating leases. Future minimum lease obligations regarding operating leases are approximately:

                      YEAR ENDING
                      DECEMBER 31                         AMOUNT
                      -----------                         ------
                         2000                            $300,000
                         2001                             301,000
                         2002                             240,000
                         2003                              30,000
                                                         --------
                                                         $871,000
                                                         ========

Effective January 2000, the Company is subleasing its office space, which expires on May 31, 2002. Future minimum rental income is as follows:

                      YEAR ENDING
                      DECEMBER 31                         AMOUNT
                      -----------                         ------
                         2000                            $ 36,000
                         2001                              38,000
                         2002                              16,000
                                                         --------
                                                         $ 90,000

NOTE 4 - STOCKHOLDERS EQUITY

During 1998, the Company entered into an agreement with several companies to assist in the public relations of the Company. The Company issued 187,000 shares of stock for various services rendered. Although the stock was trading at an average of $.50 share, these shares were recorded at $.10 per share. The majority of these shares were restricted.

During 1998, the Company sold 117,466 share of stock at $3.50 per share.

NOTE 5 - EMPLOYEE STOCK OPTIONS

In January 1997, the shareholders approved the adoption of the 1997 stock option plan (The "Plan"). The Plan provided for the granting of a maximum 500,000 options.

In January, 1997, the Board of Directors granted to key employees, officers, and directors, 360,800 incentive options under the plan. The vested employees may purchase the shares at an exercise price of $3.

There was no market value at the time of the grant. The expiration date of the options are five years from the date of the grant. The following is a summary of outstanding stock options:


                                                DECEMBER 31,
                                                ------------
                                         1999                     1998
                                         ----                     ----
                               NUMBER OF     OPTION      NUMBER OF     OPTION
                               SHARES        PRICE       SHARES        PRICE
                               ---------     ------      ---------     ------
Beginning of Year               300,000      $.4375       360,800       $3.00
Cancelled                             0           0       (60,800)      (3.00)
Granted                         300,000       .4375             0           0
                                -------      ------       -------       -----
End of year                     600,000      $.4375       300,000       $3.00
                                =======      ======       =======       =====

During May 1999, the Board of Directors adjusted the exercise price of the options already granted to the various officers and directors to the then current market rate of $.4375 from $3.00, and granted an additional 300,000 options.

NOTE 6 - CONVERTIBLE DEBENTURES

During 1998, the Company sold 1% convertible debentures of $175,000. The debentures were due July 2001. During 1998, holders converted $157,500 of the debentures into 229,532 shares of the Company's common stock and in 1999, converted the remaining $17,500 into 42,506 shares of the company's common stock.

Also during 1998, the Company sold 8% convertible debentures of $225,000. The debentures were due September 2001. During 1999 the debentures were converted into 448,459 shares of the company's common stock.

In 1999, the company sold additional convertible debentures amounting to $1,000,000. These debentures were converted into 4,549,721 shares of the company's common stock.

All of the above debentures were converted at any time into common stock at approximately 80% of the average closing bid of the common stock The discount (interest expense), on the 20% discount on the conversion feature amounted to approximately $265,000 and $77,000 for 1999 and 1998 respectively..

NOTE 7 - SEGMENT AND RELATED INFORMATION

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company's reportable business segments are its video language business, which is selling video tapes to individual and institutions, and the selling and financing used automobiles in West Palm Beach, Florida.

                                                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                                      ------------------------------------
                                                                                 TOTAL/
                                                      KENWICK      AUTOMAX       CONSOLIDATED
                                                      -------      -------       ------------
Revenues                                              $ 70,282   $ 4,167,536     $ 4,237,818
Interest Income                                              0       882,573         882,573
Interest Expense-Regular                                35,425       211,053         246,478
Interest Expense-discount
    convertible debentures                             172,240        92,735         264,975
Depreciation and
    Amortization                                        23,942        10,862          34,804
Net Income (loss)                                     (419,535)      405,096         (14,439)

Total Assets                                           108,018     5,216,254       5,324,272


                                                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                                      ------------------------------------
                                                                                 TOTAL/
                                                      KENWICK      AUTOMAX       CONSOLIDATED
                                                      -------      -------       ------------
Revenues                                             $ 153,036   $ 3,800,723     $ 3,953,759
Interest Income                                          1,118       313,915         315,033
Interest Expense-Regular                                42,804       130,357         173,161
Interest Expense-discount
    convertible debentures                              77,102             0          77,102
Depreciation and
    Amortization                                        65,088         6,199          71,287
Net Income (loss)                                     (567,786)      389,958        (177,828)

Total Assets                                           186,561     3,459,941       3,646,502



NOTE 8-RESTATEMENT

The financial statements for the year ended December 31, 1998 have been restated to conform to various Staff Accounting Bulletins of the Securities and Exchange Commission.

The following adjustments are as follows:

    1. Interest expense of $130,357 on the non-interest bearing shareholder loans per Bulletin Topics IB and 5T with a corresponding credit to additional paid in capital.

    2. Interest expense of $77,102 incurred which reflects the 20% discount feature on the convertible debentures per EITF D-60 and EITF 95-5 with a corresponding credit to paid in capital.

    3. Imputed officers' salaries of $50,000 with a corresponding credit to paid in capital.

The effect of the above adjustments are as follows:

      A)     Decrease to income from operations-                $257,459
      B)     Decrease to income tax expense-                    $ 34,700
      C)     Decrease to net income-                            $222,759
      D)     Decrease to earnings (loss) per share:
                    Basic                                       $   (.06)
                    Diluted                                     $   (.05)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act

The following sets forth information, as of December 31, 1999, concerning the Company's directors and executive officers:

          NAME             AGE                       POSITION                            SINCE
          ----             ---                       --------                            -----

Kenneth S. Wulwick         53    Chief Executive Officer, President and Director       July, 1995

Sheldon Glickman           66    Senior Vice President, Sales and Marketing and        July, 1996
                                 Director

Margaret Nabridge          54    Senior Vice President, Planning, Secretary and        July, 1996
                                 Director

Andrea Parkoff             49    President, Automax                                  August, 1998

Kenneth S. Wulwick serves as Chief Executive Officer of the Company, President and as a Director. He has held these positions since the Company's inception in July, 1995. Mr. Wulwick graduated from C. W. Post College in New York in 1969 with a Bachelor of Science degree in marketing. From 1975 through 1995 Mr. Wulwick served as Executive Vice President in charge of hard lines for Playtogs Factory Outlet, an independent discount store selling a complete variety of consumer goods. Mr. Wulwick was responsible for merchandising and procurement of hard goods sold in his retail outlet, control of inventory and advertising. From September 1969 through 1975 Mr. Wulwick was the resident buyer for a buying syndicate involved in electronics industry.

Sheldon Glickman serves as Senior Vice President in charge of Sales and Marketing and a Director of the Company. Mr. Glickman graduated from City College of New York, Bernard Baruch campus with a Bachelor of Business Administration degree with a major in international trade in 1955. Mr. Glickman has at least 40 years experience in merchandising and sales with extensive background in domestic and international trade. From 1995 to present, Mr. Glickman served as President and Chief Executive Officer of In Focus International, Inc., a company involved in international trade and development of furniture products of foreign origin for sale within the United States. From 1992 to 1995, Mr. Glickman served as Chief Executive Officer of Pricerite Stores, a Hong Kong retail chain. From 1989 to 1992, Mr. Glickman served as President of the Sheldon Glickman Company. The company specialized in sales to large United States retailers of goods.

Margaret Nabridge serves as Senior Vice President of Planning, Secretary, and a Director of the Company. From 1988 to 1996, Ms. Nabridge was Chief Executive Officer of Abstractions II Inc., a national interior design firm specializing in both commercial and residential installations with particular emphasis on the design needs of the health care industry. She currently divides her time 70% to Kenwick and 30% to Abstractions II. From 1994 through 1996, Ms. Nabridge served as a consultant to Laser Vision of America, Inc. a corporation serving the ophthalmic medical community with mobile laser units throughout North Carolina. Ms. Nabridge developed the concept of providing the advanced ophthalmic lasers on a mobile, cost per use, basis to physicians. From 1974 to 1980, Ms. Nabridge was the Chief Executive Officer of Miami Medical Pavilion, North Shore Medical Pavilion and Deerfield Medical Pavilion where she built, designed, purchased and staffed each of the facilities, oversaw and directed a large staff of auxiliary personnel and medical technicians, concentrated on marketing strategies and enhanced patient relations. Ms. Nabridge graduated from the City University of New York, Hunter College, cum laude, in 1996 with a dual major in psychology in education. She was a member of both the education and psychology honor societies. She received a Juris Doctor degree from the Shepherd Law Center, Nova University, Fort Lauderdale, Florida, magna cum laude in 1984.

Andrea Parkoff serves as President of Kenwick's Automax segment, a position she has held since the Company acquired Automax USA in August, 1998. She graduated Fairleigh Dickenson University in 1971 with a BA in Education. After college, she entered the construction business and in 1983 founded Corniche Homes in New Jersey which grew into a multi million dollar business. In 1983, Ms. Parkoff entered automobile business part-time in south Florida by financing Exim Motorworks, a body shop and automobile business in Lake Worth, Florida. The business grew to $2 million sales in 1996. In January 1997, Ms. Parkoff formed Automax USA, the successor to Exim Motorworks.

Item 10.       Executive Compensation

The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's three other most highly compensated executive officers for 1997, 1998 and 1999:
                                       37

Summary Compensation Table

                                                                                  Securities
                                                                                  Underlying
                                                                 Salary             Options
         Name and Principal Position              Year            ($)                 (#)

Kenneth S. Wulwick,
        CEO, President and Director               1997            38,333            100,000(1)
                                                  1998            36,280(2)         --
                                                  1999            36,334(3)         100,000
Sheldon Glickman,
      Senior Vice President and Director          1997            13,670            100,000(1)
                                                  1998            13,835(4)         --
                                                  1999            16,710            100,000
Margaret Nabridge,
      Senior Vice President and Director          1997            34,175            100,000(1)
                                                  1998            34,940(5)          --
                                                  1999            35,673(6)         100,000
Andrea Parkoff,
      President - Automax                         1998            23,000(7)
                                                  1999            37,000(7)

(1) In 1997, the Company granted options for 360,800 shares to key employees at an exercise price of $3.00 per share. In 1999, the grant was modified to 300,000 at an exercise price of the then current market, $0.4375.

(2) Reflects $21,280 actual compensation and $15,000 imputed compensation reflecting the fair market value of services performed based on duties, hours worked and comparable rates.

(3) Reflects $28,334 actual compensation and $8,000 imputed compensation reflecting the fair market value of services performed based on duties, hours worked and comparable rates.

(4) Reflects $6,835 actual compensation and $7,000 imputed compensation reflecting the fair market value of services performed based on duties, hours worked and comparable rates.

(5) Reflects $29,940 actual compensation and $5,000 imputed compensation reflecting the fair market value of services performed based on duties, hours worked and comparable rates.

(6) Reflects $30,673 actual compensation and $5,000 imputed compensation reflecting the fair market value of services performed based on duties, hours worked and comparable rates.

(7) Reflects imputed compensation reflecting the fair market value of services performed based on duties, hours worked and comparable rates.


                             OPTIONS GRANTED IN 1999
                               (Individual Grants)

                               Number of        Percent of
                              securities       total options
                              underlying        granted to
                                options        employees in      Exercise price      Expiration
           Name               granted (#)       fiscal year          ($/Sh)             date
           (a)                    (b)               (c)               (d)                (e)

Kenneth S. Wulwick,
CEO, President and
Director                        100,000            33.3%            $0.4375            3/31/02

Sheldon Glickman,
Senior Vice President
and Director                    100,000            33.3%            $0.4375            3/31/02

Margaret Nabridge,
Senior Vice President
and Director                    100,000            33.3%            $0.4375            3/31/02

                       AGGREGATED OPTION EXERCISES IN 1999
                               (Individual Grants)

                                                                   Number of          Value of
                                                                   securities        unexercised
                                                                   underlying       in-the-money
                                                                  unexercised        options at
                                                                   options at       1999-end ($)
                                Shares                              1999-end        exercisable/
                             acquired on      Value realized      exercisable/      unexercisable
           Name              exercise (#)           ($)          unexercisable           (1)
           (a)                    (b)               (c)               (d)                (e)

Kenneth S. Wulwick,
CEO, President and
Director                          0                 0             200,000/0              0/0

Sheldon Glickman,
Senior Vice President
and Director                      0                 0             200,000/0              0/0

Margaret Nabridge,
Senior Vice President
and Director                      0                 0             200,000/0              0/0

(1) The closing price was $0.271 on December 22, 1999, the last day in 1999 the Company's stock traded.

Item 11.       Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 15, 2000 by (i) each person or entity known to the Company to own beneficially five percent or more of the Company's Common Stock, (ii) each of the Company's directors, and
(iii) the Company's executives.

                 Security Ownership of Certain Beneficial Owners

                                                      AMOUNT AND NATURE
                            NAME AND ADDRESS OF         OF BENEFICIAL
     TITLE OF CLASS         BENEFICIAL OWNER (1)            OWNER           PERCENT OF CLASS
     --------------         --------------------            -----           ----------------
      Common Stock         Sheldon Glickman                771,429(2)(3)         7.06

      Common Stock         Margaret Nabridge               836,429(3)(4)         7.66

      Common Stock         Andrea Parkoff
                           2483 NW 66 Dr.
                           Boca Raton, FL 33496          1,000,000               9.16

      Common Stock         Ronnie S. Wulwick
                           10180 Shireoaks Ln.
                           Boca Raton, FL 33481            929,671(5)(6)         8.51


(1) The address of all persons who are executive officers or directors of the Company is in care of the Company, 660 Linton Boulevard, Suite 202, Delray Beach, Florida 33445.

(2) Sheldon Glickman is an officer and director of the Company. Of this total number, Stephanie Jill Cohen, a daughter of Sheldon Glickman owns 10,000 shares; Michelle Engel, a daughter of Sheldon Glickman owns 20,000 shares individually or as custodian; Marla Joan Glickman, a daughter of Sheldon Glickman owns 10,000 shares; and Monica Glickman Haber, a daughter of Sheldon Glickman owns 15,000 shares individually or as custodian.

(3) Does not include options to purchase 200,000 shares of Common Stock at $0.4375 per share which are exercisable in three equal installments commencing July 15, 1997, January 15, 1998 and July 15, 1998, respectively, until March 31, 2002.

(4) Margaret Nabridge is an officer and director of the Company. Of this total number, Donna Nabridge Bland, a daughter of Margaret Nabridge, owns 15,000 shares individually as custodian; Brett Nabridge, a son of Margaret Nabridge, owns 6,000 shares; Caren Fersten Nabridge, the daughter-in-law of Margaret Nabridge, owns 23,000 shares individually or as custodian; Elyssa Nabridge, the daughter of Margaret Nabridge, owns 10,000 shares; Jerold Nabridge, the husband of Margaret Nabridge, owns 8,000 shares; and Robert Nabridge, a son of Margaret Nabridge, owns 10,000 shares.

(5) Ronnie S. Wulwick is the wife of Kenneth S. Wulwick, an officer and director of the Company. Of this total number, Norman Wulwick, the uncle of Ronnie S. Wulwick, owns 100 shares, and Samuel Wulwick, the father-in-law of Ronnie S. Wulwick, owns 1,000 shares.

(6) Does not include options granted to Kenneth S. Wulwick to purchase 200,000 shares of Common Stock at $0.4375 per share which are exercisable in three equal installments commencing July 15, 1997, January 15, 1998 and July 15, 1998, respectively, until March 31, 2002.

                        Security Ownership of Management

                                                      AMOUNT AND NATURE
                            NAME AND ADDRESS OF         OF BENEFICIAL
     TITLE OF CLASS         BENEFICIAL OWNER (1)            OWNER           PERCENT OF CLASS
     --------------         --------------------            -----           ----------------
      Common Stock          Sheldon Glickman                771,429(2)(3)         7.06

      Common Stock          Margaret Nabridge               836,429(3)(4)         7.66

      Common Stock          Kenneth S. Wulwick              929,671(5)(6)         8.51

      Common Stock          Andrea Parkoff                1,000,000               9.16

All directors and
executive officers as
a group (4 persons)                                       3,537,529              32.39

(1) The address of all persons who are executive officers or directors of the Company is care of the Company, 660 Linton Boulevard, Suite 202, Delray Beach, Florida 33445.

(2) Sheldon Glickman is an officer and director of the Company. Of this total number, Stephanie Jill Cohen, a daughter of Sheldon Glickman owns 10,000 shares; Michelle Engel, a daughter of Sheldon Glickman owns 20,000 shares individually or as custodian; Marla Joan Glickman, a daughter of Sheldon Glickman owns 10,000 shares; and Monica Glickman Haber, a daughter of Sheldon Glickman owns 15,000 shares individually or as custodian.

(3) Does not include options to purchase 200,000 shares of Common Stock at $0.4375 per share which are exercisable in three equal installments commencing July 15, 1997, January 15, 1998 and July 15, 1998, respectively, until March 31, 2002.

(4) Margaret Nabridge is an officer and director of the Company. Of this total number, Donna Nabridge Bland, a daughter of Margaret Nabridge, owns 15,000 shares individually or as custodian; Brett Nabridge, a son of Margaret Nabridge, owns 6,000 shares; Caren Fersten Nabridge, the daughter-in-law of Margaret Nabridge, owns 23,000 shares individually or as custodian; Elyssa Nabridge, the daughter of Margaret Nabridge, owns 10,000 shares; Jerold Nabridge, the husband of Margaret Nabridge, owns 8,000 shares; and Robert Nabridge, a son of Margaret Nabridge, owns 10,000 shares.

(5) Kenneth S. Wulwick is an officer and director of the Company. Mr. Wulwick owns none of the securities shown. Of this total number, Ronnie S. Wulwick, the wife of Kenneth S. Wulwick, owns 928,571 shares, Norman Wulwick, the uncle of Kenneth S. Wulwick, owns 100 shares, and Samuel Wulwick, the father of Kenneth S. Wulwick, owns 1,000 shares.

(6) Does not include options granted to Kenneth S. Wulwick to purchase 200,000 shares of Common Stock at $0.4375 per share which are exercisable in three equal installments commencing July 15, 1997, January 15, 1998 and July 15, 1998, respectively, until March 31, 2002.

Item 12.       Certain Relationships and Related Transactions

During the past two years, the company had the following transactions with certain persons identified in Items 4 and 5 above:

  YEAR           PERSON               POSITION                  TRANSACTION                 AMOUNT ($)
  ----           ------               --------                  -----------                 ----------
  1997    Kenneth S. Wulwick   CEO, President, Director    Payment of outstanding loan (1)    (68,130)

          Andrea Parkoff       President - Automax         Loan (2)                         2,114,713

  1998    Kenneth S. Wulwick   CEO, President, Director    Payment of outstanding loan (1)   (107,677)

(1) The loan from Mr. Wulwick is a non-interest bearing open loans. As of December 31, 1998, there was a balance due of $37,507.

(2) The loan from Ms. Parkoff requires principal payments of $20,000 per month commencing November 1, 1998 and on the first day of each month thereafter. The note matures on March 1, 2009. The loan was non-interest bearing until March 1, 1999 at which time interest is payable at prime plus 1/2%. For the year ended December 31, 1998, interest expense of $137,731 was imputed along with a corresponding credit to additional paid in capital. Interest was calculated at prime plus 1/2%. The Company was in default with the above principal payments and has obtained a waiver from the Ms. Parkoff while the terms are being renegotiated.

Item 13.       Description of Exhibits

(a) The following Exhibits are filed pursuant to Item 601 of Regulation S-B.

   EXHIBIT NO.                         DESCRIPTION
   -----------                         -----------
3.       Articles of Incorporation and By-laws

      3.1*      Articles of Incorporation of Kenwick Industries, Inc., effective
                July 7, 1995

      3.2*      Articles of Amendment of Kenwick Industries, Inc., filed July 30,
                1998

      3.3*      Articles of Amendment of Kenwick Industries, Inc., filed
                June 31, 1999

      3.4*      Articles of Incorporation of Automax USA, Inc., filed January 1,
                1997

      3.5*      Articles of Incorporation of Automax USA Finance, Inc., filed June
                3, 1997

      3.6*      Articles of Incorporation of Automax International, Inc., filed June
                16, 1998

      3.7*      By-Laws of Kenwick Industries, Inc., as of November 10, 1999

4.       Instruments Defining the Rights of Security Holders

       4.1*    Series A Convertible Debenture, July 16, 1998

       4.2*    Series B Convertible Debenture, September 16, 1998

       4.3*    Series C Convertible Debenture, November 20, 1998

       4.4*    Series D Convertible Debenture, February 1, 1999

       4.5*    Series E Convertible Debenture, February 22, 1999

       4.6*    Series F Convertible Debenture, March 28, 1999

       4.7*    Series G Convertible Debenture, July 22, 1999

       4.8*    Series H Convertible Debenture, September 21, 1999

       4.9*    Series I Convertible Debenture, January 6, 2000

10.      Material contracts

      10.1* Licensing Agreement with Integrated English International, Inc., dated January 9, 1997

      10.2* Distribution Sub-Licensing Agreement with Integrated English International, Inc., dated June 15, 1998

      10.3* Distribution License Agreement with Philips Consumer Electronics, B.V., dated August 31, 1998

      10.4* Stock Exchange Agreement with Automax International, Inc., et al., dated August 20, 1998

      10.5* Lease of 2172 North Military Trail, West Palm Beach, Florida by Automax USA, Inc., dated June 7, 1997

      10.6* Lease of 2110 North Military Trail, West Palm Beach, Florida by Andrea Parkoff and Michael Parkoff, dated August 1, 1999

      10.7* Sublease of 2110 North Military Trail, West Palm Beach, Florida by Andrea Parkoff and Michael Parkoff to Automax USA, Inc., dated August 1, 1999

      10.8*    1997 Stock Option Plan

      10.9* Landlord's Consent to Sublease 2455 E. Sunrise Boulevard, Suite 512, Fort Lauderdale, Florida, dated December 28, 1999

     10.10* Lease of 660 Linton Boulevard, Suite 202, Delray Beach, Florida, effective January 7, 2000.

* Previously filed

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

KENWICK INDUSTRIES, INC.
(Registrant)

Date: July 26, 2000

By:

/s/ Kenneth S. Wulwick
-----------------------------
Kenneth S. Wulwick                   Chief Executive Officer, President and
                                      Director

/s/ Sheldon Glickman
-----------------------------
Sheldon Glickman                     Senior Vice President, Sales and Marketing
                                      and Director

/s/ Margaret Nabridge
-----------------------------
Margaret Nabridge                    Senior Vice President, Planning, Secretary
                                      and Director
