Form 10QSB
period 2000-03-31
KENWICK INDUSTRIES INC
filed 2000-07-26
CIK 1075055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                         Commission file number 0-21899

                            KENWICK INDUSTRIES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              FLORIDA                                  65-0596319
-------------------------------------      ------------------------------------
    (State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)

                            KENWICK INDUSTRIES, INC.
                         660 LINTON BOULEVARD, SUITE 202
                           DELRAY BEACH, FLORIDA 33445
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 278-6090
-------------------------------------------------------------------------------
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [ ]    No [X]

As of March 31, 2000, Kenwick Industries, Inc. had 10,946,683 shares of $.01 par value common stock outstanding.

                              FINANCIAL INFORMATION

FINANCIAL STATEMENTS


                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                              3/31/00               12/31/99
                                                            (UNAUDITED)             (AUDITED)
                                                          -------------------------------------

ASSETS

Cash and cash equivalents                                 $    39,093           $    29,555
Installment loans receivable, net                           5,521,610             3,515,095
Inventory                                                     637,827             1,633,631
Property and equipment, net                                    94,939                96,273
Intangible assets                                              28,618                29,554
Security deposits & other assets                               27,543                20,164
                                                          -----------           -----------
Total Assets                                              $ 6,349,630           $ 5,324,272
                                                          ===========           ===========




LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                     $   813,773           $   345,584
Due to related parties                                      2,480,354             2,450,976
Note payable                                                  229,191               244,691
Income tax payable                                            487,625               333,000
Preferred stock, $.01 par value, 5,000,000
    shares authorized, none issued                               --                    --
Common stock, $.01 par value, 50,000,000 shares
    authorized, 10,946,683 and 9,471,683 shares
    issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively                           109,467                94,717
Additional paid in capital                                  2,610,193             2,468,213
Retained (deficit)                                           (380,973)             (612,909)
                                                          -----------           -----------
    Total Liabilities and Stockholders' Equity            $ 6,349,630           $ 5,324,272
                                                          ===========           ===========

      Notes to financial statements are an integral part of this statement.

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                           Three Months Ended March 31


                                                                     2000                1999
                                                              -----------------   ------------------
NET SALES                                                          2,668,360           1,740,484
Cost of goods sold                                                 2,190,825           1,447,530
                                                                  ----------          ----------
GROSS PROFIT                                                         477,535             292,954
Interest and other income                                            436,661             418,393
                                                                  ----------          ----------
Income before operating expenses                                     914,196             711,347
                                                                  ----------          ----------
General and administrative expenses
           Advertising                                                12,111              29,909
           Provision for doubtful accounts                           201,798             117,488
           Interest                                                   62,161              43,421
           Insurance                                                  16,344              24,682
           Rent                                                       75,293              55,281
           Salaries and commissions                                   21,162              35,273
           Officers salaries                                          12,500              18,998
           Taxes and licenses                                          1,994               4,712
           Other general & admin. expenses                            95,523             153,237
                                                                  ----------          ----------
Total general and administrative expenses                            498,886             483,001
                                                                  ----------          ----------
INCOME FROM OPERATIONS                                               415,310             228,346
                                                                  ----------          ----------
OTHER EXPENSES
           Interest - discount on convertible debentures              28,750             100,510
           Impairment loss                                                --              15,695
                                                                  ----------          ----------
TOTAL OTHER EXPENSES                                                  28,750             116,205
                                                                  ----------          ----------
INCOME (LOSS) BEFORE INCOME TAXES                                    386,560             112,141
Income taxes                                                         154,624              44,856
                                                                  ----------          ----------
NET INCOME (LOSS)                                                 $  231,936          $   67,285
                                                                  ==========          ==========


BASIC EARNINGS PER SHARE:
           Weighted average shares outstanding                     6,499,574           4,402,609
                                                                  ==========          ==========
           Earnings per share:
                  Income from operations                          $     0.06          $     0.05
                                                                  ==========          ==========
                  Net income (loss)                               $     0.04          $     0.02
                                                                  ==========          ==========
DILUTED EARNINGS PER SHARE:
         Adjusted weighted average shares outstanding              6,499,574           4,971,205
                                                                  ==========          ==========
         Earnings per share:
              Income from operations                              $     0.06          $     0.05
                                                                  ==========          ==========
              Net income (loss)                                   $     0.04          $     0.01
                                                                  ==========          ==========

      Notes to financial statements are an integral part of this statement.

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow
                                   (Unaudited)
                           Three Months Ended March 31


                                                                      2000               1999
                                                                ---------------    ---------------
OPERATING ACTIVITY
Net income                                                       $   231,936           $    67,285
Adjustments to reconcile net income
     to net cash provided (used) by operating activity:
     Depreciation & amortization                                       5,569                 8,349
     Impairment loss                                                      --                15,695
     Interest - discount on convertible debentures                    28,750               100,510
     Non-Cash Charitable Contribution                                  2,500                    --
     Changes in operating assets and liabilities:
        Accounts receivable, net                                  (2,024,069)             (929,607)
        Inventory                                                    995,804               191,087
        Prepaid expenses and other assets                             (7,379)                  373
        Accounts payable and accrued liabilities                     622,814              (117,411)
                                                                 -----------           -----------
      Net cash used by operating activity                           (144,075)             (663,719)
INVESTING ACTIVITY
      Additions to property and equipment                             (3,299)               (3,441)
                                                                 -----------           -----------
      Net cash provided (used) by investing activity                  (3,299)               (3,441)
FINANCING ACTIVITY
      Principal payments to reduce notes payable                     (15,500)              (25,000)
      Proceeds from related parties                                   46,932               323,077
      Proceeds from sale of common stock                                  --                    --
      Proceeds from sale of convertible debenture                    115,000               400,000
      Increase in contributed capital                                     --               172,352
      Costs incurred in Private Placement Memo                        (2,020)                   --
      Capital contribution by shareholder                             12,500               (12,500)
                                                                 -----------           -----------
      Net cash provided by financing activity                        156,912               857,929
                                                                 ===========           ===========
Net increase in cash and cash equivalents                              9,538               190,769
Cash and cash equivalents at beginning of period                      29,555                12,037
                                                                 -----------           -----------
Cash and cash equivalents at end of period                       $    39,093           $   202,806
                                                                 ===========           ===========

     Notes to financial statements are an integral part of this statement.

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

The Company and its subsidiaries utilizes the accrual basis of accounting. Sales are recorded when products are shipped or when cars are delivered. The Company recognizes interest on its installment loans receivable over the term of the loan using the interest method.

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


INSTALLMENT LOANS RECEIVABLE

The installment loans receivable are stated at the amount of unpaid principal reduced by an allowance for doubtful accounts as follows:

As of March 31, 2000

                                     AUTOMAX      KENWICK    COMBINED
                                    ----------    -------   ----------
Retail Trade Receivables            $6,173,559    $15,614   $6,189,173
Less: allowance for doubtful
  accounts                            (667,563)        --     (667,563)
                                    ----------    -------   ----------
                                    $5,505,996    $15,614   $5,521,610
                                    ==========    =======   ==========
As of March 31, 1999

                                     AUTOMAX      KENWICK    COMBINED
                                    ----------    -------   ----------
Retail Trade Receivables            $3,977,851     $3,008   $3,980,859
Less: allowance for doubtful
  accounts                            (465,764)        --     (465,764)
                                    ----------    -------   ----------
                                    $3,512,087     $3,008   $3,515,095
                                    ==========    =======   ==========

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

INVENTORIES

Kenwick's inventories consist of blank and completed video tapes and shipping materials. Inventories are stated at the lower of cost (determined on a first-in-first-out basis) or market.

Automax's inventories consist of used automobiles held for sale using the specific identification method. Cost includes acquisition expenses, including reconditioning and transportation costs. Inventories including parts and accessories are valued at the lower of cost (first-in, first-out) or market.

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

Deferred income taxes on the difference between tax and book depreciation is insignificant.

A summary of property and equipment at March 31, 2000 and December 31, 1999 is as follows:


                                         3/31/00               12/31/99
                                        ---------             ---------
Furniture, fixtures and
    equipment                           $  77,984             $  77,984
Machinery and equipment                    26,834                26,834
Leasehold improvements                     58,419                55,119
                                        ---------             ---------
Subtotal                                  163,237               159,937
Less: accumulated depreciation            (68,298)              (63,664)
                                        ---------             ---------
                                        $  94,939             $  96,273
                                        =========             =========

INTANGIBLE ASSETS

Intangible assets consist primarily of the cost of the acquired business in excess of the fair value of the net tangible assets acquired (goodwill). These costs also include copyrights, trademarks and customer lists.

The intangible assets were being amortized over 15 years, straight line method, for both financial reporting and federal income taxes.

During First Quarter 1999, management reviewed its intangible assets for impairment based on assessments of future operations and recorded an impairment loss of $15,695.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ADVERTISING

Advertising costs are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income would be provided to show the effect of temporary differences between the recognition of revenue an expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

The acquired business in 1998, which was accounted for under the pooling-of-interests method of accounting was an S corporation for income tax purposes. The S corporation status of this company was terminated in 1998. For purposes of these consolidated financial statements, federal and state income taxes, have been recorded as if this company had filed a conventional C corporation tax return for the pre-acquisition periods.

The components of the provision for income taxes for the three months ended March 31 are as follows:

                                           2000              1999
                                           ----              ----
Current:
                         Federal       $132,000            $ 38,000
                         State           23,000               7,000
                                       --------            --------
Provision for income taxes             $155,000            $ 45,000
                                       ========            ========

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

At March 31, 2000, the Company's financial instruments included cash, receivables, accounts payable and borrowings.

At March 31, 2000, the fair values of the above financial instruments approximated carrying values because of the short-term nature of these instruments.

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


EARNINGS (LOSS) PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statements No. 128, "Earnings Per Share", which simplifies the standards for computing earnings per share ("EPS") previously found in APR No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in 1997 and its implementation did not have a material effect on the financial statements. EPS has been restated for all prior periods presented.

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

NOTE 3 - DUE TO RELATED PARTIES

The Company has loans with various shareholders in the amount of $2,480,354 and $2,450,976 at March 31, 2000 and December 31, 1999 respectively. The note calls for principal payments of $20,000 per month commencing November 1, 1998 and on the first day of each month thereafter. The note matures on March 1, 2009. The notes were non-interest bearing until March 1, 1999, at which time interest is payable at prime plus 1/2%. For the two months, January and February 1999, interest expense of $36,590 was imputed along with a corresponding credit to additional paid in capital. This charge is in accordance with Staff Accounting Bulletin Topics 1B and 5T. Interest was calculated at prime plus 1/2%.

The Company is in default regarding the above payments and has obtained a waiver from the Holder while the terms are being renegotiated.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following table sets forth revenues and expenses in aggregate dollars and as a percentage of net sales for the Company for the three months ended March 31, 1999 and 2000.


                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------

                                             UNAUDITED 1999          UNAUDITED 2000
                                             --------------          --------------

Net Sales                               1,740,484       100.0%   2,668,360       100.0%

Cost of Goods Sold                      1,447,530        83.2%   2,190,825        82.1%

Interest Income                           292,954        16.8%     477,535        17.9%

General and Administrative Expenses       483,001        27.8%     498,886        18.7%

Income before Income Tax                  386,560        22.2%     386,560        14.5%

Net income                                 67,285         3.9%     231,936         8.7%



NET SALES. The Company's revenues increased approximately $930,000, or 53% from approximately $1.7 million for the three months ended March 31, 1999, to under $2.7 million for the three months ended March 31, 2000. Kenwick's sales of language tapes increased approximately $6,000 while Automax's sales of automobiles and related interest income increased approximately $920,000.

COSTS. Costs of goods sold were approximately $2.2 million for the three months ended March 31, 2000 compared to approximately $1.4 million during the same period in 1999, representing an increase of $0.8 million, or 51%. This is due to increased Automax activity.

INTEREST INCOME. Interest income increased from approximately $293,000 for the three months ended March 31, 1999 to approximately $478,000 for the three months ended March 31, 2000, an increase of 63%. The increase in interest income is attributable to increased activity at Automax. Automax's primary business activity is buying, selling and financing used cars and interest income is a significant source of income.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (including depreciation and amortization), increased approximately $16,000 from approximately $483,000 for the three months ended March 31, 1999 to about $499,000 for the three months ended March 31, 2000. An increased provision for doubtful accounts of approximately $84,000 for 2000 over 1999 was offset by reductions of approximately $18,000 of advertising expense, $14,000 of salaries and commissions and nearly $36,000 of general office administration costs.

Liquidity and Capital Resources

The following table sets forth the major components of the increase in the cash and cash equivalents of the combined predecessor companies:

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------

                                            UNAUDITED 1999    UNAUDITED 2000
                                            --------------    --------------

Net cash (used) by operating activities        (663,719)        (144,075)

Net cash (used) by investing activities          (3,441)          (3,299)

Net cash provided by financing activities       857,929          156,912

Net increase in cash                            190,769            9,538

Net cash flows used in operating activities were approximately $664,000 and $144,000 during the three months ended March 31, 1999 and 2000, respectively. Cash used in operating activities during the three months ended March 31, 1999 can be primarily attributed about $100,000 in interest imputed to discounts on the Company's convertible debentures,, an increase of about $930,000 in accounts receivable, an increase of $191,000 in inventory, and an increase of $117,000 in accounts payable and accrued liabilities. Cash used in operating activities in the three months ended March 31, 2000 can be primarily attributed to about $232,000 in net operating income, an increase of over $2 million in accounts receivable, an increase of almost $1 million in inventory, and an increase of $623,000 in accounts payable and accrued liabilities. The increases are primarily due to the Automax segment.

Cash used in investing activities was approximately $3,300 and $3,400 during the three months ended March 31, 1999 and 2000, respectively. The 1999 and 2000 amounts reflect the acquisition of property and equipment consisting of office equipment and leasehold improvements.

Cash provided by financing activities was approximately $858,000 and $157,000 during the three months ended March 31, 1999 and 2000, respectively. During the three months ended March 31, 1999, about $323,000 was raised through increases in related party loans and $400,000 was raised by the sale of convertible debentures. During the three months ended March 31, 2000, about $47,000 was raised through increases in related party loans and $115,000 was raised by the sale of convertible debentures.

The activities described above resulted in net increase in cash of about $858,000 and $157,000 for the three month period ended March 31, 1999 and 2000, respectively.

Revenues and Expenses by Segment

The following table sets forth the unaudited revenues and expenses of the Company by segment for the three months ended March 31, 1999.

                            FOR THE 3 MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
                            -------------------------------------------------
                                                  ELIMINATING     TOTAL/
                             KENWICK    AUTOMAX     ENTRIES    CONSOLIDATED
                             -------    -------   ----------   ------------

Revenue                      18,632    1,721,852                 1,740,484

Interest Income               6,174      412,219                   418,393

Interest Expense--Regular       658       42,763                    43,421

Interest Expense--Discount       --      100,510                   100,510

Convertible Debentures      460,901           --                   460,901

Depreciation and
    Amortization              5,832        2,518                     8,350

Net Income (loss)          (129,930)     197,215                    67,285

Total Assets At 12/31/99    108,018    5,216,254                 5,324,272

The following table sets forth the unaudited revenues and expenses of the Company by segment for the three months ended March 31, 2000.

                        FOR THE 3 MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                        -------------------------------------------------
                                                  ELIMINATING     TOTAL/
                             KENWICK    AUTOMAX     ENTRIES    CONSOLIDATED
                             -------    -------   ----------   ------------

Revenue                      24,390    2,643,970                 2,668,360

Interest Income              17,419      424,683     17,419        424,683

Interest Expense--Regular     7,500       72,080     17,419         62,161

Interest Expense--Discount   28,750           --                    28,750

Convertible Debentures           --           --                        --

Depreciation and
    Amortization              2,127        3,444                     5,571

Net Income (loss)           (47,155)     279,091                   231,936

Total Assets At 3/31/00     869,010    6,251,369    770,749      6,349,630

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KENWICK INDUSTRIES, INC.
(Registrant)

Date: July 26, 2000

By:


/s/ Kenneth S. Wulwick
----------------------
Kenneth S. Wulwick                   Chief Executive Officer, President and
                                     Director