Form 10KSB40/A
period 1999-12-31
KENWICK INDUSTRIES INC
filed 2000-08-01
CIK 1075055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO

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

                 Security Ownership of Certain Beneficial Owners


                                                      AMOUNT AND NATURE
                            NAME AND ADDRESS OF         OF BENEFICIAL
     TITLE OF CLASS         BENEFICIAL OWNER (1)            OWNER           PERCENT OF CLASS
     --------------         --------------------            -----           ----------------
      Common Stock         Sheldon Glickman                786,429(2)(3)         7.20

      Common Stock         Margaret Nabridge               836,429(3)(4)         7.66

      Common Stock         Andrea Parkoff
                           2483 NW 66 Dr.
                           Boca Raton, FL 33496          1,000,000               9.16

      Common Stock         Ronnie S. Wulwick
                           10180 Shireoaks Ln.
                           Boca Raton, FL 33481            929,671(5)(6)         8.51



(1) The address of all persons who are executive officers or directors of the Company is in care of the Company, 660 Linton Boulevard, Suite 202, Delray Beach, Florida 33445.


(2) Sheldon Glickman is an officer and director of the Company. Of this total number, Stephanie Jill Cohen, a daughter of Sheldon Glickman owns 10,000 shares; Michelle Engel, a daughter of Sheldon Glickman owns 20,000 shares individually or as custodian; Marla Joan Glickman, a daughter of Sheldon Glickman owns 25,000 shares; and Monica Glickman Haber, a daughter of Sheldon Glickman owns 15,000 shares individually or as custodian.


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

                        Security Ownership of Management

                                                      AMOUNT AND NATURE
                            NAME AND ADDRESS OF         OF BENEFICIAL
     TITLE OF CLASS         BENEFICIAL OWNER (1)            OWNER           PERCENT OF CLASS
     --------------         --------------------            -----           ----------------
      Common Stock          Sheldon Glickman                786,429(2)(3)         7.20

      Common Stock          Margaret Nabridge               836,429(3)(4)         7.66

      Common Stock          Kenneth S. Wulwick              929,671(5)(6)         8.51

      Common Stock          Andrea Parkoff                1,000,000               9.16

All directors and
executive officers as
a group (4 persons)                                       3,552,529              32.53


(1) The address of all persons who are executive officers or directors of the Company is care of the Company, 660 Linton Boulevard, Suite 202, Delray Beach, Florida 33445.


(2) Sheldon Glickman is an officer and director of the Company. Of this total number, Stephanie Jill Cohen, a daughter of Sheldon Glickman owns 10,000 shares; Michelle Engel, a daughter of Sheldon Glickman owns 20,000 shares individually or as custodian; Marla Joan Glickman, a daughter of Sheldon Glickman owns 25,000 shares; and Monica Glickman Haber, a daughter of Sheldon Glickman owns 15,000 shares individually or as custodian.


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

Date: August 1, 2000

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
