Form 10QSB/A
period 2000-03-31
KENWICK INDUSTRIES INC
filed 2000-08-01
CIK 1075055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   AMENDMENT 1

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

                                                              3/31/00               12/31/99
                                                            (UNAUDITED)             (AUDITED)
                                                          -------------------------------------

ASSETS

Cash and cash equivalents                                 $    39,093           $    29,555
Installment loans receivable, net                           5,521,610             3,515,095
Inventory                                                     637,827             1,633,631
Property and equipment, net                                    94,939                96,273
Intangible assets                                              28,618                29,554
Security deposits & other assets                               27,543                20,164
                                                          -----------           -----------
Total Assets                                              $ 6,349,630           $ 5,324,272
                                                          ===========           ===========




LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                     $   813,773           $   345,584
Due to related parties                                      2,480,354             2,450,976
Note payable                                                  229,191               244,691
Income tax payable                                            568,344               333,000
Preferred stock, $.01 par value, 5,000,000
    shares authorized, none issued                               --                    --
Common stock, $.01 par value, 50,000,000 shares
    authorized, 10,946,683 and 9,471,683 shares
    issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively                           109,467                94,717
Additional paid in capital                                  2,610,193             2,468,213
Retained (deficit)                                           (461,692)             (612,909)
                                                          -----------           -----------
    Total Liabilities and Stockholders' Equity            $ 6,349,630           $ 5,324,272
                                                          ===========           ===========

      Notes to financial statements are an integral part of this statement.

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                           Three Months Ended March 31


                                                                     2000                1999
                                                              -----------------   ------------------
NET SALES                                                          2,668,360           1,740,484
Cost of goods sold                                                 2,190,825           1,447,530
                                                                  ----------          ----------
GROSS PROFIT                                                         477,535             292,954
Interest and other income                                            436,661             418,393
                                                                  ----------          ----------
Income before operating expenses                                     914,196             711,347
                                                                  ----------          ----------
General and administrative expenses
           Advertising                                                12,111              29,909
           Provision for doubtful accounts                           201,798             117,488
           Interest                                                   62,161              43,421
           Insurance                                                  16,344              24,682
           Rent                                                       75,293              55,281
           Salaries and commissions                                   21,162              35,273
           Officers salaries                                          12,500              18,998
           Taxes and licenses                                          1,994               4,712
           Other general & admin. expenses                            95,523             153,237
                                                                  ----------          ----------
Total general and administrative expenses                            498,886             483,001
                                                                  ----------          ----------
INCOME FROM OPERATIONS                                               415,310             228,346
                                                                  ----------          ----------
OTHER EXPENSES
           Interest - discount on convertible debentures              28,750             100,510
           Impairment loss                                                --              15,695
                                                                  ----------          ----------
TOTAL OTHER EXPENSES                                                  28,750             116,205
                                                                  ----------          ----------
INCOME (LOSS) BEFORE INCOME TAXES                                    386,560             112,141
Income taxes                                                         235,343              91,852
                                                                  ----------          ----------
NET INCOME (LOSS)                                                 $  151,217          $   20,289
                                                                  ==========          ==========


BASIC EARNINGS PER SHARE:
           Weighted average shares outstanding                    10,930,016           4,402,609
                                                                  ==========          ==========
           Earnings per share:
                  Income from operations                          $     0.04          $     0.05
                                                                  ==========          ==========
                  Net income (loss)                               $     0.01          $     0.00
                                                                  ==========          ==========
DILUTED EARNINGS PER SHARE:
         Adjusted weighted average shares outstanding             10,930,016           4,971,205
                                                                  ==========          ==========
         Earnings per share:
              Income from operations                              $     0.04          $     0.05
                                                                  ==========          ==========
              Net income (loss)                                   $     0.01          $     0.00
                                                                  ==========          ==========


      Notes to financial statements are an integral part of this statement.

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statement of Cash Flow
                                   (Unaudited)
                           Three Months Ended March 31


                                                                      2000               1999
                                                                ---------------    ---------------
OPERATING ACTIVITY
Net income                                                       $   151,217           $    20,289
Adjustments to reconcile net income
     to net cash provided (used) by operating activity:
     Depreciation & amortization                                       5,569                 8,349
     Impairment loss                                                      --                15,695
     Interest - discount on convertible debentures                    28,750               100,510
     Non-Cash Charitable Contribution                                  2,500                    --
     Changes in operating assets and liabilities:
        Accounts receivable, net                                  (2,024,069)             (929,607)
        Inventory                                                    995,804               191,087
        Prepaid expenses and other assets                             (7,379)                  373
        Accounts payable and accrued liabilities                     703,533               (70,415)
                                                                 -----------           -----------
      Net cash used by operating activity                           (144,075)             (663,719)
INVESTING ACTIVITY
      Additions to property and equipment                             (3,299)               (3,441)
                                                                 -----------           -----------
      Net cash provided (used) by investing activity                  (3,299)               (3,441)
FINANCING ACTIVITY
      Principal payments to reduce notes payable                     (15,500)              (25,000)
      Proceeds from related parties                                   46,932               323,077
      Proceeds from sale of common stock                                  --                    --
      Proceeds from sale of convertible debenture                    115,000               400,000
      Increase in contributed capital                                     --               172,352
      Costs incurred in Private Placement Memo                        (2,020)                   --
      Capital contribution by shareholder                             12,500               (12,500)
                                                                 -----------           -----------
      Net cash provided by financing activity                        156,912               857,929
                                                                 ===========           ===========
Net increase in cash and cash equivalents                              9,538               190,769
Cash and cash equivalents at beginning of period                      29,555                12,037
                                                                 -----------           -----------
Cash and cash equivalents at end of period                       $    39,093           $   202,806
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

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


INSTALLMENT LOANS RECEIVABLE

The installment loans receivable are stated at the amount of unpaid principal reduced by an allowance for doubtful accounts as follows:



As of March 31, 2000

                                     AUTOMAX      KENWICK    COMBINED
                                    ----------    -------   ----------
Retail Trade Receivables            $6,173,559    $15,614   $6,189,173
Less: allowance for doubtful
  accounts                            (667,563)        --     (667,563)
                                    ----------    -------   ----------
                                    $5,505,996    $15,614   $5,521,610
                                    ==========    =======   ==========
As of December 31, 1999

                                     AUTOMAX      KENWICK    COMBINED
                                    ----------    -------   ----------
Retail Trade Receivables            $3,977,851     $3,008   $3,980,859
Less: allowance for doubtful
  accounts                            (465,764)        --     (465,764)
                                    ----------    -------   ----------
                                    $3,512,087     $3,008   $3,515,095
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

The components of the provision for income taxes for the three months ended March 31 are as follows:

                                           2000              1999
                                           ----              ----
Current:
                         Federal       $200,000            $ 78,000
                         State           35,000              14,000
                                       --------            --------
Provision for income taxes             $235,000            $ 92,000
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



                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------

                                             UNAUDITED 2000          UNAUDITED 1999
                                             --------------          --------------

Net Sales                               2,668,360       100.0%   1,740,484       100.0%

Cost of Goods Sold                      2,190,825        82.1%   1,447,530        83.2%

Interest Income                           436,661        16.4%     418,393        24.0%

General and Administrative Expenses       498,886        18.7%     483,001        27.8%

Income before Income Tax                  386,560        14.5%     112,141         6.4%

Net income                                151,217         5.7%      20,289         1.2%



NET SALES. The Company's revenues increased approximately $930,000, or 53% from approximately $1.7 million for the three months ended March 31, 1999, to under $2.7 million for the three months ended March 31, 2000. Kenwick's sales of language tapes increased approximately $6,000 while Automax's sales of automobiles and related income increased approximately $920,000.


COSTS. Costs of goods sold were approximately $2.2 million for the three months ended March 31, 2000 compared to approximately $1.4 million during the same period in 1999, representing an increase of $0.8 million, or 51%. This is due to increased Automax activity.


INTEREST INCOME. Interest income increased from approximately $418,000 for the three months ended March 31, 1999 to approximately $437,000 for the three months ended March 31, 2000, an increase of 5%. The increase in interest income is attributable to increased activity at Automax. Automax's primary business activity is buying, selling and financing used cars and interest income is a significant source of income.


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

Liquidity and Capital Resources

The following table sets forth the major components of the increase in the cash and cash equivalents of the combined predecessor companies:



                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------

                                            UNAUDITED 2000    UNAUDITED 1999
                                            --------------    --------------

Net cash (used) by operating activities        (144,075)        (663,719)

Net cash (used) by investing activities          (3,299)          (3,441)

Net cash provided by financing activities       156,912          857,929

Net increase in cash                              9,538          190,769




Net cash flows used in operating activities were approximately $664,000 and $144,000 during the three months ended March 31, 1999 and 2000, respectively. Cash used in operating activities during the three months ended March 31, 1999 can be primarily attributed about $100,000 in interest imputed to discounts on the Company's convertible debentures, and a $191,000 decrease in inventory, offset by a $930,000 increase in accounts receivable and a $70,000 decrease in accounts payable. Cash used in operating activities in the three months ended March 31, 2000 can be primarily attributed to about $151,000 in net operating income, a $996,000 decrease in inventory and a $704,000 increase in accounts payable, offset by a $2 million increase in accounts receivable. The increases are primarily due to the Automax segment.

Cash used in investing activities was approximately $3,400 and $3,300 during the three months ended March 31, 1999 and 2000, respectively. The 1999 and 2000 amounts reflect the acquisition of property and equipment consisting of office equipment and leasehold improvements.


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

The activities described above resulted in net increase in cash of about $191,000 and $10,000 for the three month period ended March 31, 1999 and 2000, respectively.

Revenues and Expenses by Segment

The following table sets forth the unaudited revenues and expenses of the Company by segment for the three months ended March 31, 2000.

                        FOR THE 3 MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                        -------------------------------------------------
                                                  ELIMINATING     TOTAL/
                             KENWICK    AUTOMAX     ENTRIES    CONSOLIDATED
                             -------    -------   ----------   ------------

Revenue                      24,390    2,643,970                 2,668,360

Interest and Other Income    29,397      424,683    (17,419)       436,661

Interest Expense--Regular     7,500       72,080     17,419         62,161

Interest Expense--Discount   28,750           --                    28,750
  Convertible Debentures

Depreciation and
    Amortization              2,127        3,444                     5,571

Net Income (loss)           (47,107)     198,324                   151,217

Total Assets At 3/31/00     869,010    6,251,369   (770,749)     6,349,630

The following table sets forth the unaudited revenues and expenses of the Company by segment for the three months ended March 31, 1999.


                            FOR THE 3 MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
                            -------------------------------------------------
                                                  ELIMINATING     TOTAL/
                             KENWICK    AUTOMAX     ENTRIES    CONSOLIDATED
                             -------    -------   ----------   ------------

Revenue                      18,632    1,721,852                 1,740,484

Interest and Other Income     6,174      412,219                   418,393

Interest Expense--Regular       658       42,763                    43,421

Interest Expense--Discount       --      100,510                   100,510
  Convertible Debentures

Depreciation and
    Amortization              5,832        2,518                     8,350

Net Income (loss)          (129,930)     150,219                    20,289

Total Assets At 12/31/99    861,213    5,216,254   (753,195)     5,324,272

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