Form 10QSB
period 2000-06-30
KENWICK INDUSTRIES INC
filed 2000-08-04
CIK 1075055

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                         Commission file number 0-21899

                            KENWICK INDUSTRIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                FLORIDA                                 65-0596319
---------------------------------------   --------------------------------------
     (State or other jurisdiction
   of incorporation or organization)         (IRS Employer Identification No.)


                            KENWICK INDUSTRIES, INC.
                         660 LINTON BOULEVARD, SUITE 202
                           DELRAY BEACH, FLORIDA 33445
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 278-6090
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes          /X/          No           / /

As of June 30, 2000, Kenwick Industries, Inc. had 10,946,683 shares of $.01 par value common stock outstanding.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following table sets forth revenues and expenses in aggregate dollars and as a percentage of net sales for the Company for the six months ended June 30, 1999 and 2000.



                                                            FOR THE SIX MONTHS ENDED JUNE 30
                                        ---------------------------------------------------------------------
                                                  Unaudited 2000                     Unaudited 1999
                                        ---------------------------------  ----------------------------------
Net Sales                                    4,747,672      100.0%              3,186,079       100.0%

Cost of Goods Sold                           4,155,303       87.5%              2,113,957        66.3%

Interest and Other Income                      778,650       16.4%                535,914        16.8%

General and Administrative Expenses            868,549       18.3%                931,545        29.2%

Income before Income Tax                       461,220        9.7%                495,276        15.5%

Net Income                                     286,864        6.0%                203,175         6.4%


NET SALES. The Company's revenues increased approximately $1.6 million, or 50% from approximately $3.2 million for the six months ended June 30, 1999 to approximately $4.8 million for the six months ended June 30, 2000. Kenwick's sales of language tapes decreased approximately $2,000 while Automax's sales of automobiles and related income increased approximately $1.6 million.

COSTS. Costs of goods sold were approximately $4.2 million for the six months ended June 30, 2000 compared to approximately $2.1 million during the same period in 1999, representing an increase of approximately $2.0 million, or 96%. This is due to increased Automax activity.

INTEREST INCOME. Interest income increased from approximately $536,000 for the six months ended June 30, 1999 to approximately $779,000 for the six months ended June 30, 2000, an increase of 45%. The increase in interest income is attributable to increased activity at Automax. Automax's primary business activity is buying, selling and financing used cars and interest income is a significant source of income.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (including depreciation and amortization) decreased approximately $63,000 from approximately $932,000 for the six months ended June 30, 1999 to approximately $869,000 for the six months ended June 30, 2000. Increased interest expense of nearly $55,000 and additional rent expense of approximately $43,000 were offset by reductions of approximately $71,000 of salaries and commissions, $27,000 of advertising, $28,000 reserve for bad debt and nearly $25,000 of general office administration costs.

Liquidity and Capital Resources

The following table sets forth the major components of the increase/(decrease) in the cash and cash equivalents of the combined predecessor companies:


                                                   FOR THE SIX MONTHS ENDED JUNE 30
                                              ------------------------------------------
                                                  Unaudited 2000       Unaudited 1999
                                              ------------------------------------------
Net cash (used) by operating activities               (585,386)              (64,363)

Net cash (used) by investing activities                 (6,701)              (18,687)

Net cash provided by financing activities              572,331               612,634

Net increase (decrease) in cash                        (19,756)              529,584


Net cash flows used in operating activities were approximately $64,000 and $585,000 during the six months ended June 30, 1999 and 2000, respectively. Cash used in operating activities during the six months ended June 30, 1999 can be primarily attributed to approximately $150,000 of interest imputed to discounts on the Company's convertible debentures, an increase of about $1.5 million of accounts receivable, and an increase of $192,000 in inventory offset by an increase of $1.2 million of accounts payable and accrued liabilities. Cash used in operating activities for the six months ended June 30, 2000 can be primarily attributed to approximately $287,000 in operating income and an increase of over $1.7 million of accounts receivable offset by a decrease of over $430,000 in inventory and an increase of approximately $331,000 of accounts payable and accrued liabilities.

Cash used in investing activities was approximately $19,000 and $7,000 during the six months ended June 30, 1999 and 2000, respectively. The 1999 and 2000 amounts reflect the acquisition of property and equipment consisting of office equipment and leasehold improvements.

Cash provided by financing activities was approximately $613,000 and $572,000 during the six months ended June 30, 1999 and 2000 respectively. During the six months ended June 30, 1999, about $126,000 was raised through increases in related party loans and $487,000 was raised by the sale of convertible debentures. During the six months ended June 30, 2000, about $293,000 was raised through increases in related party loans, $115,000 was raised through the sale of convertible debentures and $192,000 was contributed capital from shareholders.

The activities described above resulted in a net increase in cash of about $530,000 for the six months ended June 30, 1999 and a net decrease of about $20,000 for the six months ended June 30, 2000.

Revenue and Expenses by Segment

The following table sets forth the unaudited revenues and expenses of the Company by segment for the six months ended June 30, 2000.


                                                       FOR THE 6 MONTHS ENDED JUNE 30, 2000
                                                                   (UNAUDITED)
                                       ---------------------------------------------------------------------
                                                                            Eliminating         Total/
                                            Kenwick          Automax          Entries        Consolidated
                                       ---------------------------------------------------------------------
Revenue                                37,299                 4,710,373                          4,747,672

Interest Income                        58,657                   757,519       (37,526)             778,650

Interest Expense - Regular             24,075                   124,778       (37,526)             111,327

Interest Expense - Discount            28,750                         -                             28,750
    On Convertible Debentures

Depreciation and                        3,421                     6,989                             10,410
    Amortization

Net Income (Loss)                     (91,759)                  378,623                            286,864

Total Assets At 6/30/2000             981,770                 6,450,673       (889,676)          6,542,767


The following table sets forth the unaudited revenues and expenses of the Company by segment for the six months ended June 30, 1999.


                                                   FOR THE 6 MONTHS ENDED JUNE 30, 1999
                                                                (UNAUDITED)
                                   -------------------------------------------------------------------
                                                                         Eliminating        Total/
                                     Kenwick                 Automax        Entries       Consolidated
                                   -------------------------------------------------------------------
Revenue                                39,350               3,146,729                       3,186,079

Interest Income                             4                 535,910                         535,914

Interest Expense - Regular             19,874                  36,590                          56,464

Interest Expense - Discount           149,825                       -                         149,825
    On Convertible Debentures

Depreciation and                       11,670                   5,121                          16,791
    Amortization

Net Income (Loss)                    (242,422)                445,597                         203,175

Total Assets At 12/31/1999            108,018               5,216,254                       5,324,272


                              FINANCIAL STATEMENTS

                            KENWICK INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                          6/30/00         12/31/99
                                                        (UNAUDITED)       (AUDITED)
                                                        -----------      -----------
Cash                                                    $     9,799      $    29,555

Installment loans receivable, net                         5,193,230        3,515,095

Inventory                                                 1,201,576        1,633,631

Property and equipment, net                                  93,604           96,273

Intangible assets                                            16,014           29,554

Security deposits and other assets                           28,544           20,164
                                                        -----------      -----------

         Total assets                                   $ 6,542,767      $ 5,324,272
                                                        ===========      ===========



Accounts payable and accrued expenses                   $   473,920      $   297,075

Payroll tax payable                                          27,858           48,509

Due to related parties                                    2,744,028        2,450,976

Note payable                                                209,191          244,691

Income tax payable                                          507,356          333,000

Preferred stock, $.01 par value, 5,000,000 shares
          authorized, none issued                                 -                -

Common stock, $.01 par value, 50,000,000 shares
          authorized, 11,946,700 and 9,471,683
          shares issued and outstanding at
          June 30, 2000 and and December 31, 1999,
          respectively                                      104,717           94,717

Additional paid in capital                                2,801,742        2,468,213

Retained (deficit)                                         (326,045)        (612,909)
                                                        ===========      ===========

         Total liabilities and stockholders' equity     $ 6,542,767      $ 5,324,272
                                                        ===========      ===========


Notes to financial statements are an integral part of this statement.

                            KENWICK INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED JUNE 30,
                                                         2000             1999
                                                     -----------      -----------
NET SALES                                            $ 2,079,311        1,445,595
COST OF GOODS SOLD                                     1,963,777          777,426
                                                     -----------      -----------
GROSS PROFIT                                             115,534          668,169
INTEREST AND OTHER INCOME                                341,988          117,522
                                                     -----------      -----------
INCOME BEFORE OPERATING EXPENSES                         457,522          785,691
                                                     -----------      -----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Advertising                                             14,253           23,189
  Provision for doubtful accounts                          5,710          117,488
  Depreciation and amortization                            4,837            8,407
  Interest                                                49,165           19,756
  Insurance                                               17,273           12,700
  Rent                                                    79,038           56,309
  Debentures and other fees                                  160           28,068
  Officers salaries                                       12,500           47,793
  Other general & administrative expenses                187,425          151,793
                                                     -----------      -----------
Total general and administrative expenses                370,361          465,503
                                                     -----------      -----------
INCOME FROM OPERATIONS                                    87,161          320,188
                                                     -----------      -----------
OTHER EXPENSES
  Interest - discount on convertible debentures                -           49,315
  Impairment loss                                         12,500           15,695
                                                     -----------      -----------
Total other expenses                                      12,500           65,010
                                                     -----------      -----------
INCOME BEFORE INCOME TAXES                                74,661          255,178
INCOME TAXES (BENEFIT)                                   (60,987)         149,066
                                                     -----------      -----------
NET INCOME                                           $   135,648      $   106,112
                                                     ===========      ===========

BASIC EARNINGS PER SHARE:
  Weighted average shares outstanding                 11,438,350        4,598,251
                                                     ===========      ===========
  Earnings per share:
                      Income from operations         $      0.01      $      0.07
                                                     ===========      ===========
                      Net income                     $      0.01      $      0.02
                                                     ===========      ===========

DILUTED EARNINGS PER SHARE:
  Adjusted weighted average shares outstanding        11,438,350        4,813,251
                                                     ===========      ===========
  Earnings per share:
                      Income from operations         $      0.01      $      0.07

                      Net income                     $      0.01      $      0.02
                                                     ===========      ===========


Notes to financial statements are an integral part of this statement.

                            KENWICK INDUSTRIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                            2000            1999
                                                         -----------     -----------
NET SALES                                                $ 4,747,672       3,186,079
COST OF GOODS SOLD                                         4,155,303       2,113,957
                                                         -----------     -----------
GROSS PROFIT                                                 592,369       1,072,122
INTEREST AND OTHER INCOME                                    778,650         535,914
                                                         -----------     -----------
INCOME BEFORE OPERATING EXPENSES                           1,371,019       1,608,036
                                                         -----------     -----------
GENERAL AND ADMINISTRATIVE EXPENSES
   Advertising                                                26,363          53,099
   Provision for doubtful accounts                           207,508         234,976
   Depreciation and amortization                              10,410          16,791
   Interest                                                  111,327          56,464
   Insurance                                                  33,617          37,381
   Rent                                                      154,331         111,591
   Debentures and other fees                                  20,622          63,340
   Officers salaries                                          25,000          53,545
   Other general & administrative expenses                   279,371         304,358
                                                         -----------     -----------
Total general and administrative expenses                    868,549         931,545
                                                         -----------     -----------
INCOME FROM OPERATIONS                                       502,470         676,491
                                                         -----------     -----------
OTHER EXPENSES
   Interest - discount on convertible debentures              28,750         149,825
   Impairment loss                                            12,500          31,390
                                                         -----------     -----------
Total other expenses                                          41,250         181,215
                                                         -----------     -----------
INCOME BEFORE INCOME TAXES                                   461,220         495,276
INCOME TAXES                                                 174,356         292,100
                                                         ===========     ===========
NET INCOME                                               $   286,864     $   203,175
                                                         ===========     ===========
BASIC EARNINGS PER SHARE:
  Weighted average shares outstanding                     11,438,350       4,598,251
                                                         ===========     ===========
  Earnings per share:
                              Income from operations     $      0.04     $      0.15
                                                         ===========     ===========
                              Net income                 $      0.03     $      0.04
                                                         ===========     ===========
DILUTED EARNINGS PER SHARE:
  Adjusted weighted average shares outstanding            11,438,350       4,813,251
                                                         ===========     ===========
  Earnings per share:
                              Income from operations     $      0.04     $      0.14
                              Net income                 $      0.03     $      0.04
                                                         ===========     ===========

Notes to financial statements are an integral part of this statement.

                            KENWICK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                                  2000            1999
                                                              -----------      -----------
OPERATING ACTIVITIES
      Net income                                                  286,864          203,175
      Adjustments to reconcile net income to
         cash (used in) operating activities:
      Depreciation and amortization                                10,410           16,791
      Impairment loss                                              12,500           31,390
      Interest - discount on convertible debentures                28,750          149,825
         (Increase) in accounts receivable                     (1,678,135)      (1,485,154)
         (Increase) in security deposits and other assets          (8,380)          (8,000)
         (Increase)/decrease in inventory                         432,055         (191,644)
         Increase in accounts payable                             176,845          909,740
         Increase/(decrease) in payroll tax payable               (20,651)          14,464
         Increase in income tax payable                           174,356          295,050
                                                              -----------      -----------
      NET CASH (USED IN) OPERATING ACTIVITIES                    (585,386)         (64,363)
                                                              -----------      -----------

INVESTING ACTIVITIES
   Purchase of property and equipment                              (6,701)         (18,687)
                                                              -----------      -----------
   NET CASH (USED IN) INVESTING ACTIVITIES                         (6,701)         (18,687)
                                                              -----------      -----------

FINANCING ACTIVITIES
   Principal reduction on note payable                            (35,500)         (47,500)
   Sale of debenture bonds                                        115,000          487,000
   Increase in contributed capital                                192,269           56,921
   Increase in related party loans                                293,052          126,383
   Costs incurred in private placement                             (2,490)         (10,170)
   Sale of common stock                                            10,000                -
                                                              -----------      -----------
   NET CASH PROVIDED IN FINANCING ACTIVITIES                      572,331          612,634
                                                              -----------      -----------

NET INCREASE/(DECREASE) IN CASH                                   (19,756)         529,584

CASH AT BEGINNING OF THE PERIOD                                    29,555           12,037
                                                              -----------      -----------

CASH AT THE END OF THE PERIOD                                 $     9,799      $   541,621
                                                              ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                   $    15,000      $       119
                                                              ===========      ===========


Notes to financial statements are an integral part of this statement.

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

INSTALLMENT LOANS RECEIVABLE

The installment loans receivable are stated at the amount of unpaid principal reduced by an allowance for doubtful accounts as follows:

As of June 30, 2000


                                                    Automax               Kenwick             Combined
                                                    -------               -------             --------
Retail Trade Receivables                            $5,619,338            $14,326             $5,633,664
Less: allowance for doubtful accounts                 (440,434)                 -               (440,434)
                                                    ----------            -------             ----------
                                                    $5,178,904            $14,326             $5,193,230
                                                    ----------            -------             ----------

As of December 31, 1999


                                                    Automax               Kenwick             Combined
                                                    ----------            -------             ----------
Retail Trade Receivables                            $3,977,851            $ 3,008             $3,980,859
Less: allowance for doubtful accounts               (  465,764)                 -             (  465,764)
                                                    ----------            -------             ----------
                                                    $3,512,087            $ 3,008             $3,515,095
                                                    ----------            -------             ----------


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

Deferred income taxes on the difference between tax and book depreciation is insignificant.

A summary of property and equipment at June 30, 2000 and December 31, 1999 is as follows:


                                                   6/30/00      12/31/99
                                                   --------     --------
Furniture, fixtures and equipment                  $ 77,984     $ 77,984
Machinery and equipment                              29,634       26,834
Leasehold improvements                               59,019       55,119
                                                   --------     --------
Subtotal                                            166,637      159,937
Less: accumulated depreciation                      (73,033)     (63,664)
                                                   --------     --------
                                                     93,604       96,273
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

During the first six months of 2000, management reviewed its intangible assets for impairment based on assessments of future operations and recorded an impairment loss of $12,500.

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

The acquired business in 1998, which was accounted for under the pooling-of-interests method of accounting was an S corporation for income tax purposes. The S corporation status of this company was terminated in 1998. For purposes of these consolidated financial statements, federal and state income taxes, have been recorded as if this company had filed a conventional Corporation tax return for the pre-acquisition periods.

The components of the provision for income taxes for the six months ended June 30 are as follows:


                                                       2000          1999
                                                       ----          ----
Current:
                  Federal                            $148,000      $248,000
                  State                                26,000        44,000
                                                     --------      --------
Provision for income taxes                           $174,000      $292,000
                                                     ========      ========


FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

At June 30, 2000, the Company's financial instruments included cash, receivables, accounts payable and borrowings.

At June 30, 2000, the fair values of the above financial instruments approximated carrying values because of the short-term nature of these instruments.

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

NOTE 3 - DUE TO RELATED PARTIES

The Company has loans with various shareholders in the amount of $2,744,028 and $2,450,976 at June 30, 2000 and December 31, 1999 respectively. The note calls for principal payments of $20,000 per month commencing November 1, 1998 and on the first day of each month thereafter. The note matures on March 1, 2009. The notes were non-interest bearing until March 1, 1999, at which time interest is payable at prime plus 1/2%. For the two months, January and February 1999, interest expense of $36,590 was imputed along with a corresponding credit to additional paid in capital. This charge is in accordance with Staff Accounting Bulletin Topics 1B and 5T. Interest was calculated at prime plus 1/2%.

The Company is in default regarding the above payments and has obtained a waiver from the Holder while the terms are being renegotiated.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




  KENWICK INDUSTRIES, INC.
  (Registrant)



  Date: August 3, 2000

  By:




  /s/ Kenneth S. Wulwick
  -------------------------      Chief Executive Officer, President and Director
  Kenneth S. Wulwick