Form 10KSB/A
period 1999-12-31
KENWICK INDUSTRIES INC
filed 2000-09-21
CIK 1075055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO

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


AVLI has formulated two projects utilizing the Internet. Project 1 would offer the Company's products for sale via the Internet by presentations in foreign languages and English geared to reach overseas individuals and institutions seeking products that teach English effectively. We felt that this project could be implemented in the short to intermediate term because significant technical development and financing would not be required. AVLI has had discussions with Internet companies to gain exposure for its products without incurring additional expenses. As a result, AVLI products are being sold by Home Works, Inc. through its English as a second language site at Amazon.com and by Education 2000 at its website. In both instances, Home Works and Education 2000 obtain AVLI products at wholesale prices which are below the prices that are listed on their respective sites.

Project 2 would create an AVLI website in the United States that could be accessed worldwide for a fee to obtain AVLI's programs in English speech through the Internet. This educational website would be used by people in the United States and abroad to who wish to learn English without physical course materials used in Project 1. AVLI and Home Works have agreed to have AVLI video tapes converted to digital format for streaming delivery over the Internet on a pay-for-view basis. The streaming video would be marketed to corporations for personnel training. The Company is continuing to look for other potential partners to deliver its educational materials over the Internet.

The Company anticipates no significant expenditures related to Projects 1 and 2 in calendar 2000.

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

The Company requires capital to support increases in finance receivables, inventories, property and equipment, and working capital for general corporate purposes. Funding sources available to the Company have been direct loans from major shareholders, sale of convertible debentures and the sale of common stock.

The Company's capital resources are sufficient to fund operations for at least the next twelve months. The Company has made arrangements for the sale of additional convertible debentures in 2000. It can seek additional loans from its major shareholders, if the need arises. Additionally, the Company has the ability to obtain funding from financial institutions but has chosen not to do so.

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

The Company does not anticipate any significant capital expenditures in calendar 2000.

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

Date: September 21, 2000

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
