Form 10QSB
period 2000-09-30
KENWICK INDUSTRIES INC
filed 2000-12-01
CIK 1075055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission file number 0-21899

                            KENWICK INDUSTRIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                                  65-0596319
---------------------------------         ---------------------------------
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

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes [X] No [ ]

As of September 30, 2000, Kenwick Industries, Inc. had 11,946,700 shares of $.001 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            KENWICK INDUSTRIES, INC.
                           Consolidated Balance Sheets

                                                                  9/30/00           12/31/99
                                                                (Unaudited)        (Unaudited)
                                                                -----------        -----------
Cash                                                            $    10,261        $    29,555
Installment loans receivable, net                                 5,604,284          3,515,095
Inventory                                                           987,525          1,633,631
Property and equipment, net                                          88,808             96,273
Intangible assets                                                    29,981             29,554
Security deposits and other assets                                   25,913             20,164
                                                                -----------        -----------
         Total assets                                           $ 6,746,772        $ 5,324,272
                                                                ===========        ===========




Accounts payable and accrued expenses                           $   664,521        $   297,075
Payroll tax payable                                                  17,858             48,509
Due to related parties                                            2,512,760          2,450,976
Note payable                                                        295,707            244,691
Income tax payable                                                  634,378            333,000
Preferred stock, $.001 par value, 5,000,000 shares
         authorized, none issued                                         --                 --
Common stock, $.001 par value, 50,000,000 shares
         authorized, 11,946,700 and 9,471,683 shares
         issued and outstanding at September 30, 2000 and
         and December 31, 1999, respectively                         11,947              9,472
Additional paid in capital                                        2,907,012          2,553,458
Retained (deficit)                                                 (297,411)          (612,909)
                                                                -----------        -----------
         Total liabilities and stockholders' equity             $ 6,746,772        $ 5,324,272
                                                                ===========        ===========

Notes to financial statements are an integral part of this statement.

                            KENWICK INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                       For the three months ended September 30,
                                                             2000                  1999
                                                         ------------           ----------
Net sales                                                $  1,459,702           $1,111,698
Cost of goods sold                                          1,358,496            1,107,585
                                                         ------------           ----------
Gross profit                                                  101,206                4,113
Interest and other income                                   1,299,170            1,112,045
                                                         ------------           ----------
Income before operating expenses                            1,400,376            1,116,158
                                                         ------------           ----------
General and administrative expenses
   Advertising                                                  6,479                   --
   Provision for doubtful accounts                            745,007              134,980
   Depreciation and amortization                                5,315                8,535
   Interest                                                   167,848              117,365
   Insurance                                                   16,643               14,429
   Rent                                                        92,797               56,183
   Salaries and commissions                                       847                  950
   Officers salaries                                           12,500                   --
   Other general & administrative expenses                    191,033              168,665
                                                         ------------           ----------
Total general and administrative expenses                   1,238,469              501,107
                                                         ------------           ----------
Income from operations                                        161,907              615,051
                                                         ------------           ----------
Other expenses

   Interest - discount on convertible debentures               87,735
   Impairment loss                                              6,250               31,390
                                                         ------------           ----------
Total other expenses                                            6,250              119,125
                                                         ------------           ----------
Income before income taxes                                    155,657              495,926
Income taxes                                                  116,890              109,681
                                                         ------------           ----------
Net income                                               $     38,767           $  386,245
                                                         ============           ==========



Basic earnings per share:
  Weighted average shares outstanding                     11,946,683             5,340,371
                                                         ===========            ==========
  Earnings per share:
                             Income from operations      $      0.01            $     0.12
                                                         ===========            ==========
                             Net income                  $      0.00            $     0.07
                                                         ===========            ==========
Diluted earnings per share:
  Adjusted weighted average shares outstanding            11,946,683             6,177,871
                                                         ===========            ==========
  Earnings per share:
                             Income from operations      $      0.01            $     0.10
                                                         ===========            ==========
                             Net income                  $      0.00            $     0.06
                                                         ===========            ==========

Notes to financial statements are an integral part of this statement.

                            KENWICK INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                         For the nine months ended September 30,
                                                              2000                 1999
                                                           ----------           ----------
Net sales                                                 $ 6,207,374           $4,297,777
Cost of goods sold                                          5,513,799            3,257,542
                                                          -----------           ----------
Gross profit                                                  693,575            1,040,235
Interest and other income                                   2,077,820            1,647,959
                                                          -----------           ----------
Income before operating expenses                            2,771,395            2,688,194
                                                          -----------           ----------
General and administrative expenses
   Advertising                                                 32,842               41,864
   Provision for doubtful accounts                            952,515              369,956
   Depreciation and amortization                               15,725               25,326
   Interest                                                   279,175              173,829
   Insurance                                                   50,260               51,810
   Rent                                                       247,129              167,774
   Salaries and commissions                                    21,469               28,290
   Officers salaries                                           37,500               41,045
   Other general & administrative expenses                    470,403              496,758
                                                          -----------           ----------
Total general and administrative expenses                   2,107,018            1,396,652
                                                          -----------           ----------
Income from operations                                        664,377            1,291,542
                                                          -----------           ----------
Other expenses

   Interest - discount on convertible debentures               28,750               62,090
   Impairment loss                                             18,750                   --
                                                          -----------           ----------
Total other expenses                                           47,500               62,090
                                                          -----------           ----------
Income before income taxes                                    616,877            1,229,452
Income taxes                                                  301,379              491,781
                                                          -----------           ----------
Net income                                                $   315,498           $  737,671
                                                          ===========           ==========






Basic earnings per share:
  Weighted average shares outstanding                      11,607,794            4,845,624
                                                          ===========           ==========
  Earnings per share:
                             Income from operations       $      0.06           $     0.27
                                                          ===========           ==========
                             Net income                   $      0.03           $     0.15
                                                          ===========           ==========
Diluted earnings per share:
  Adjusted weighted average shares outstanding             11,607,794            5,683,124
                                                          ===========           ==========
  Earnings per share:
                             Income from operations       $      0.06           $     0.23
                                                          ===========           ==========
                             Net income                   $      0.03           $     0.13
                                                          ===========           ==========

Notes to financial statements are an integral part of this statement.

                            KENWICK INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the nine months ended September 30,
                                                              ---------------------------------------
                                                                               2000
                                                                           -----------
OPERATING ACTIVITIES
      Net income                                                           $   315,498
      Adjustments to reconcile net income to
           cash (used in) operating activities:
      Depreciation and amortization                                             15,725
      Impairment loss                                                           18,750
           (Increase) in accounts receivable                                (2,089,188)
           (Increase) in security deposits and other assets                    (26,486)
           Decrease/(Increase) in inventory                                    646,106
           Increase in accounts payable                                        212,575
           (Decrease) in payroll tax payable                                   (30,651)
           Increase in income tax payable                                      301,378
                                                                           -----------
      Net cash (used in) operating activities                                 (636,293)
                                                                           -----------
INVESTING ACTIVITIES
      Purchase of property and equipment                                        (6,700)
                                                                           -----------
      Net cash (used) by investing activities                                   (6,700)
                                                                           -----------
FINANCING ACTIVITIES
      Principal reduction in note payable                                       51,016
      Increase in contributed capital                                           35,000
      Increase in related party loans                                          216,654
      Sale of common stock                                                     321,029
                                                                           -----------
      Net cash provided in financing activities                                623,699
                                                                           -----------
Net increase (decrease) in cash                                                (19,294)

Cash at the beginning of the year                                               29,555
                                                                           -----------
Cash at the end of the period                                              $    10,261
                                                                           ===========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                             $        --
                                                                           -----------

Notes to financial statements are an integral part of this statement.

                    KENWICK INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Installment Loans Receivable

The installment loans receivable are stated at the amount of unpaid principal reduced by an allowance for doubtful accounts as follows:

As of September 30, 2000

                                              Automax            Kenwick          Combined
                                            -----------        -----------       -----------
Retail Trade Receivables                    $ 6,226,208                 --       $ 6,226,208
Less: allowance for doubtful accounts          (621,924)                --          (621,924)
                                            -----------        -----------       -----------
                                            $ 5,604,284                 --       $ 5,604,284
                                            ===========        ===========       ===========

As of December 31, 1999

                                             Automax            Kenwick           Combined
                                            ----------         ---------         ----------

Retail Trade Receivables                    $3,977,851         $   3,008         $3,980,859
Less: allowance for doubtful accounts         (465,764)               --           (465,764)
                                            ----------         ---------         ----------
                                            $3,512,087         $   3,008         $3,515,095
                                            ==========         =========         ==========

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

Deferred income taxes on the difference between tax and book depreciation is insignificant.

A summary of property and equipment at September 30, 2000 and December 31, 1999 is as follows:

                                         9/30/00          12/31/99
                                        ---------        ---------

Furniture, fixtures and equipment       $  77,984        $  77,984
Machinery and equipment                    29,634           26,834
Leasehold improvements                     59,019           55,119
                                        ---------        ---------
Subtotal                                  166,637          159,937
Less: accumulated depreciation            (77,829)         (63,664)
                                        ---------        ---------
                                           88,808           96,273
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

During the first nine months of 2000, management reviewed its intangible assets for impairment based on assessments of future operations and recorded an impairment loss of $18,750.

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

The components of the provision for income taxes for the nine months ended September 30 are as follows:

                                                       2000        1999
                                                     -------     --------
Current:
                  Federal                            $256,000    $418,000
                  State                                45,000      74,000
                                                     --------    --------
Provision for income taxes                           $301,000    $492,000
                                                     ========    ========


Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

At September 30, 2000 and December 31, 1999, the Company's financial instruments included cash, receivables, accounts payable and borrowings. The fair values of the these financial instruments approximated carrying values because of the short-term nature of the instruments.

Earnings (Loss) Per Common Share

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

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the 2000 presentation.

NOTE 3 - DUE TO RELATED PARTIES

The Company has loans with various shareholders in the amount of $2,512,760 and $2,450,976 at September 30, 2000 and December 31, 1999 respectively. The note calls for principal payments of $20,000 per month commencing November 1, 1998 and on the first day of each month thereafter. The note matures on March 1, 2009. The notes were non-interest bearing until March 1, 1999, at which time interest is payable at prime plus 1/2%. For the two months, January and February 1999, interest expense of $36,590 was imputed along with a corresponding credit to additional paid in capital. This charge is in accordance with Staff Accounting Bulletin Topics 1B and 5T. Interest was calculated at prime plus 1/2%.

The Company is in default regarding the above payments and has obtained a waiver from the Holder while the terms are being renegotiated.

NOTE 4 - STOCKHOLDERS EQUITY

On June 17, 1999, the Board of Directors along with a majority of the shareholders amended the Articles of Incorporation increasing its authorized preferred stock from 1 million to 5 million shares and its par value from $.01 to $.001 per share.

They also increased the authorized common stock from 10 million to 50 million shares, also changing the par value from $.01 to $.001 per share.

Item 2.  Management's Discussion And Analysis Or Plan Of Operation

The following table sets forth revenues and expenses in aggregate dollars and as a percentage of net sales for the Company for the nine months ended September 30, 1999 and 2000.

                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                             ---------------------------------------------------------------
                                                    Unaudited 2000                  Unaudited 1999
                                             ------------------------------ --------------------------------
Net Sales                                          6,207,374        100.0%        4,297,777          100.0%

Cost of Goods Sold                                 5,513,799         88.8%        3,257,542           75.8%

Interest and Other Income                          2,077,820         33.5%        1,647,959           38.3%

General and Administrative Expenses                2,107,018         33.9%        1,396,652           32.5%

Income before Income Tax                             664,377         10.7%        1,291,542           30.1%

Net Income                                           315,498          5.1%          737,671           17.2%

NET SALES. The Company's revenues increased approximately $1.9 million, or 44% from approximately $4.3 million for the nine months ended September 30, 1999 to approximately $6.2 million for the nine months ended September 30, 2000. Kenwick's sales of language tapes decreased approximately $3,600 while Automax's sales of automobiles and related income increased approximately $1.9 million.

COSTS. Costs of goods sold were approximately $5.5 million for the nine months ended September 30, 2000 compared to approximately $3.3 million during the same period in 1999, representing an increase of approximately $2.2 million, or 68%. Cost of goods sold increased due largely to management's decision to reduce older inventory in Automax. Management believes its current inventory will bring increased margins in the future.

INTEREST INCOME. Interest income increased from approximately $1,648,000 for the nine months ended September 30, 1999 to approximately $2.1 million for the nine months ended September 30, 2000, an increase of 21%. The increase in interest income is attributable to increased activity at Automax and larger average accounts receivable balances. Automax's primary business activity is buying, selling and financing used cars and interest income is a significant source of income.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (including depreciation and amortization) increased approximately $710,000 from approximately $1,397,000 for the nine months ended September 30, 1999 to approximately $2.1 million for the nine months ended September 30, 2000. Increased reserve for bad debt of nearly $583,000, interest expense of $134,000 and additional rent expense of approximately $79,000 were offset by reductions of approximately $3,500 of salaries and commissions, $9,000 of advertising and $7,600 of general office administration costs. The allowance for doubtful accounts increased to maintain management's estimate of bad debt.

Liquidity and Capital Resources

The following table sets forth the major components of the increase/(decrease) in the cash and cash equivalents of the combined predecessor companies:

                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                    ------------------------------------------------

                                                        Unaudited 2000          Unaudited 1999
                                                    ----------------------- ------------------------
Net cash (used) by operating activities                    (636,293)               (502,632)

Net cash (used) by investing activities                      (6,700)                (54,850)

Net cash provided by financing activities                   623,699                 693,419

Net increase (decrease) in cash                             (19,294)                135,937


Net cash flows used in operating activities were approximately $503,000 and $636,000 during the nine months ended September 30, 1999 and 2000, respectively. Cash used in operating activities during the nine months ended September 30, 1999 can be primarily attributed to approximately $747,000 of interest imputed to discounts on the Company's convertible debentures, an increase of about $1.8 million of accounts receivable, and an increase of $209,000 in inventory offset by an increase of $494,000 of accounts payable and accrued liabilities. Cash used in operating activities for the nine months ended September 30, 2000 can be primarily attributed to approximately $316,000 in operating income, a decrease in inventory of approximately $646,000, an increase in accounts payable and accrued expenses of $213,000, an increase in income taxes payable of $301,000, offset by an increase in accounts receivable of approximately $2.1 million.

Cash used in investing activities was approximately $55,000 and $7,000 during the nine months ended September 30, 1999 and 2000, respectively. The 1999 and 2000 amounts reflect the acquisition of property and equipment consisting of office equipment and leasehold improvements.

Cash provided by financing activities was approximately $693,000 and $624,000 during the nine months ended September 30, 1999 and 2000 respectively. During the nine months ended September 30, 1999, approximately $442,000 was raised through increases in related party loans and $318,000 was raised by the sale of convertible debentures. During the nine months ended September 30, 2000, approximately $217,000 was raised through increases in related party loans, and $35,000 was contributed from shareholders, increases in notes payable of approximately $51,000 and sale of common stock of approximately $321,000.

The activities described above resulted in a net increase in cash of about $136,000 for the nine months ended September 30, 1999 and a net decrease of about $20,000 for the nine months ended September 30, 2000.

The following table sets forth revenues and expenses in aggregate dollars and as a percentage of net sales for the Company for the three months ended September 30, 1999 and 2000.

                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                              ---------------------------------------------------------------
                                                          Unaudited 2000                 Unaudited 1999
                                              ---------------------------------------------------------------
Net Sales                                            1,459,702        100.0%         1,111,698       100.0%

Cost of Goods Sold                                   1,358,496         93.1%         1,107,585        99.6%

Interest and Other Income                            1,299,170         89.0%         1,112,045       100.0%

General and Administrative Expenses                  1,238,469         84.8%           501,107        45.1%

Income before Income Tax                               155,657         10.7%           495,926        44.6%

Net Income                                              38,767          2.7%           386,245        34.7%

NET SALES. The Company's revenues increased approximately $348,000, or 31% from approximately $1.1 million for the three months ended September 30, 1999 to approximately $1.5 million for the three months ended September 30, 2000.

COSTS. Costs of goods sold were approximately $1.4 million for the three months ended September 30, 2000 compared to approximately $1.1 million during the same period in 1999, representing an increase of approximately $.3 million, or 23%. This is due to increased Automax activity.

INTEREST INCOME. Interest income increased from approximately $1.1 million for the three months ended September 30, 1999 to approximately $1.3 million for the three months ended September 30, 2000, an increase of 18%. The increase in interest income is attributable to increased activity at Automax and larger average accounts receivable balances. Automax's primary business activity is buying, selling and financing used cars and interest income is a significant source of income.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses (including depreciation and amortization) increased approximately $737,000 from approximately $501,000 for the three months ended September 30, 1999 to approximately $1,238,000 for the three months ended September 30, 2000. Increased reserve for bad debt of nearly $610,000 and additional rent expense of approximately $37,000, an increase of approximately $50,000 of interest expense, and increases in officers' salaries, advertising and other general and administrative expenses of approximately $40,000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENWICK INDUSTRIES, INC.
(Registrant)



By: /s/ Kenneth S. Wulwick
    -----------------------------------------
Kenneth S. Wulwick
Chief Executive Officer, President and Director



Date: November 30, 2000